Form 10-Q
period 1996-03-31
PARKER & PARSLEY 90-C CONV LP
filed 1996-05-14
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

    /   /       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                         Commission File No. 33-26097-10

                        PARKER & PARSLEY 90-C CONV., L.P.
             (Exact name of Registrant as specified in its charter)

               Delaware                                      75-2347264
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

303 West Wall, Suite 101, Midland, Texas                        79701
(Address of principal executive offices)                      (Zip code)

       Registrant's Telephone Number, including area code : (915) 683-4768

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996             1995
                                                   -----------     -----------
                                           (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $66,415 at March 31
    and $81,814 at December 31                     $    66,709     $    82,151
  Accounts receivable - oil and gas sales               80,104          69,436
                                                    ----------      ----------

         Total current assets                          146,813         151,587

Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,830,586       5,829,695
    Accumulated depletion                           (4,286,059)     (4,252,391)
                                                    ----------      ----------

         Net oil and gas properties                  1,544,527       1,577,304
                                                    ----------      ----------

                                                   $ 1,691,340     $ 1,728,891
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    22,608     $    49,135

Partners' capital:
  Limited partners (7,531 interests)                 1,652,074       1,662,989
  Managing general partner                              16,658          16,767
                                                    ----------      ----------

                                                     1,668,732       1,679,756
                                                    ----------      ----------

                                                   $ 1,691,340     $ 1,728,891
                                                    ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                        1996           1995
                                                     ----------     ----------
Revenues:
  Oil and gas sales                                  $  190,916     $  201,581
  Interest income                                           983            994
                                                      ---------      ---------

          Total revenues                                191,899        202,575

Costs and expenses:
  Production costs                                       83,533         86,313
  General and administrative expenses                     5,727          6,755
  Depletion                                              33,668         37,597
  Amortization of organization costs                         -             794
                                                      ---------      ---------

          Total costs and expenses                      122,928        131,459
                                                      ---------      ---------

Net income                                           $   68,971     $   71,116
                                                      =========      =========

Allocation of net income:
  Managing general partner                           $      690     $      719
                                                      =========      =========

  Limited partners                                   $   68,281     $   70,397
                                                      =========      =========

Net income per limited partnership interest          $     9.07     $     9.35
                                                      =========      =========

Distributions per limited partnership interest       $    10.52     $    12.86
                                                      =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $    18,549     $ 1,842,493     $ 1,861,042

    Distributions                         (979)        (96,825)        (97,804)

    Net income                             719          70,397          71,116
                                    ----------      ----------      ----------

Balance at March 31, 1995          $    18,289     $ 1,816,065     $ 1,834,354
                                    ==========      ==========      ==========


Balance at January 1, 1996         $    16,767     $ 1,662,989     $ 1,679,756

    Distributions                         (799)        (79,196)        (79,995)

    Net income                             690          68,281          68,971
                                    ----------      ----------      ----------

Balance at March 31, 1996          $    16,658     $ 1,652,074     $ 1,668,732
                                    ==========      ==========      ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                        Three months ended
                                                             March 31,
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
 Net income                                          $   68,971     $   71,116
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion and amortization                          33,668         38,391
 Changes in assets and liabilities:
     Increase in accounts receivable                    (10,668)        (4,126)
     Increase (decrease) in accounts payable            (26,527)         3,706
                                                      ---------      ---------

      Net cash provided by operating activities          65,444        109,087

Cash flows from investing activities:
   Additions to oil and gas properties                     (891)        (2,738)

Cash flows from financing activities:
   Cash distributions to partners                       (79,995)       (97,804)
                                                      ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                           (15,442)         8,545
Cash and cash equivalents at beginning of period         82,151         47,974
                                                      ---------      ---------

Cash and cash equivalents at end of period           $   66,709     $   56,519
                                                      =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 90-C Conv., L.P. (the "Registrant") was organized as a general partnership in 1990 under the laws of the State of Texas and was converted to a Delaware limited partnership on August 1, 1991.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

The Registrant was formed December 28, 1990. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The partners contributed $7,531,000 representing 7,531 interests ($1,000 per interest) sold to a total of 517 partners. The Registrant converted to a Delaware limited partnership on August 1, 1991. The managing general partner received an opinion of legal counsel to the effect that such conversion would not result in material adverse tax consequences to the Registrant.

Since its formation, the Registrant has invested $5,948,152 in various prospects that were drilled in Texas. One well was plugged and abandoned in 1995 due to uneconomical operations. At March 31, 1996, the Registrant had 43 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $190,916 from $201,581 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 5%. The decrease in revenues resulted from a 13% decline in barrels of oil produced and sold and a 20% decline in mcf of gas produced and sold, offset by an 11% increase in the average price received per barrel of oil and a 13% increase in the average price received per mcf of gas. For the three months ended March 31, 1996, 7,904 barrels of oil were sold compared to 9,132 for the same period in 1995, a decrease of 1,228 barrels. For the three months ended March 31, 1996, 17,794 mcf of gas were sold compared to 22,236 for the same period in 1995, a decrease 4,442 mcf. Due to the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.88 from $17.22 for the three months ended March 31, 1995 to $19.10 for the same period in 1996 while the average price received per mcf of gas increased from $2.00 during the three months ended March 31, 1995 to $2.25 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $122,928 for the three months ended March 31, 1996 as compared to $131,459 for the same period in 1995, a decrease of $8,531, or 6%. This decrease was due to declines in production costs, general and administrative expenses ("G&A"), depletion and amortization of organization costs.

Production costs were $83,533 for the three months ended March 31, 1996 and $86,313 for the same period in 1995, resulting in a decrease of $2,780, or 3%. The decrease was due to declines in well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 15% from $6,755 for the three months ended March 31, 1995 to $5,727 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $33,668 for the three months ended March 31, 1996 compared to $37,597 for the same period in 1995. This represented a decrease in depletion of $3,929, or 10%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,228 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 13,797 barrels, or 3%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $65,444 during the three months ended March 31, 1996, a 40% decrease from the same period ended March 31, 1995. This decrease was due to a decline in oil and gas sales receipts and increases in expenditures for production costs. The decline in oil and gas sales receipts was due to a decline in barrels of oil and mcf of gas produced and sold, offset by an increase in the average price received per barrel of oil and mcf of gas. The increase in production cost expenditures was due to additional well repair and maintenance costs.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1996 were for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $79,995 of which $79,196 was distributed to the limited partners and $799 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $97,804 of which $96,825 was distributed to the limited partners and $979 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits - none

(b)    Form 8-K - none

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PARKER & PARSLEY 90-C CONV., L.P.

                               By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  May 13, 1996           By:   /s/ Steven L. Beal
                                     --------------------------------------
                                     Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA