Form 10-Q
period 1996-06-30
PARKER & PARSLEY 90-C CONV LP
filed 1996-08-12
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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


                               Page 1 of 11 pages.

                             -There are no exhibits-

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      1996            1995
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $91,329 at June 30
     and $81,814 at December 31                   $    91,523     $    82,151
  Accounts receivable - oil and gas sales              74,891          69,436
                                                   ----------      ----------

         Total current assets                         166,414         151,587

Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,742,448       5,829,695
     Accumulated depletion                         (4,238,281)     (4,252,391)
                                                   ----------      ----------

         Net oil and gas properties                 1,504,167       1,577,304
                                                   ----------      ----------

                                                  $ 1,670,581     $ 1,728,891
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    27,723     $    49,135

Partners' capital:
  Limited partners (7,531 interests)                1,626,457       1,662,989
  Managing general partner                             16,401          16,767
                                                   ----------      ----------

                                                    1,642,858       1,679,756
                                                   ----------      ----------

                                                  $ 1,670,581     $ 1,728,891
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas sales              $ 204,766   $ 187,764   $ 395,682   $ 389,345
   Interest income                    1,225       1,326       2,208       2,320
   Gain on abandoned property            -        7,983          -        7,983
                                   --------    --------    --------    --------

     Total revenues                 205,991     197,073     397,890     399,648

Costs and expenses:
   Production costs                  85,679      93,510     169,212     179,823
   General and administrative
     expenses                         6,798       5,383      12,525      12,138
   Depletion                         29,723      33,667      63,391      71,264
   Abandoned property costs              -        4,183          -        4,183
   Amortization of organization
     costs                               -          794          -        1,588
   Loss on sale of assets             6,743          -        6,743          -
                                   --------    --------    --------    --------

     Total costs and expenses       128,943     137,537     251,871     268,996
                                   --------    --------    --------    --------

Net income                        $  77,048   $  59,536   $ 146,019   $ 130,652
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $     770   $     603   $   1,460   $   1,322
                                   ========    ========    ========    ========

   Limited partners               $  76,278   $  58,933   $ 144,559   $ 129,330
                                   ========    ========    ========    ========
Net income per limited
   partnership interest           $   10.13   $    7.82   $   19.20   $   17.17
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $   13.53   $   12.58   $   24.05   $   25.44
                                   ========    ========    ========    ========

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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)





                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------

Balance at January 1, 1995            $  18,549     $1,842,493     $1,861,042

    Distributions                        (1,935)      (191,571)      (193,506)

    Net income                            1,322        129,330        130,652
                                       --------      ---------      ---------

Balance at June 30, 1995              $   17,936    $1,780,252     $1,798,188
                                       =========     =========      =========


Balance at January 1, 1996            $   16,767    $1,662,989     $1,679,756

    Distributions                         (1,826)     (181,091)      (182,917)

    Net income                             1,460       144,559        146,019
                                       ---------     ---------      ---------

Balance at June 30, 1996              $   16,401    $1,626,457     $1,642,858
                                       =========     =========      =========








         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six months ended
                                                             June 30,
                                                       1996           1995
                                                    ----------     ----------
Cash flows from operating activities:

 Net income                                         $  146,019     $  130,652
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion and amortization                           63,391         72,852
   Gain on abandoned property                               -          (7,983)
   Loss on sale of assets                                6,743             -
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable           (5,455)         5,973
   Increase (decrease) in accounts payable             (21,412)        10,695
                                                     ---------      ---------

      Net cash provided by operating activities        189,286        212,189

Cash flows from investing activities:

 Additions to oil and gas properties                    (1,446)        (4,157)
 Proceeds from equipment salvage on abandoned
  property                                                  -           1,964
 Proceeds from sale of assets                            4,449             -
                                                     ---------      ---------

      Net cash provided by (used in) operating
       activities                                        3,003         (2,193)

Cash flows from financing activities:

 Cash distributions to partners                       (182,917)      (193,506)
                                                     ---------      ---------

Net increase in cash and cash equivalents                9,372         16,490
Cash and cash equivalents at beginning of period        82,151         47,974
                                                     ---------      ---------

Cash and cash equivalents at end of period          $   91,523     $   64,464
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley 90-C Conv., L.P. (the "Registrant") was organized as a general partnership in 1990 under the laws of the State of Texas and was converted to a Delaware limited partnership on August 1, 1991.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

A loss of $6,743 on sale of assets to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $11,192 less proceeds received of $4,449.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $395,682 from $389,345 for the six months ended June 30, 1996 and 1995, respectively. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 13% decrease in barrels of oil produced and sold and a 26% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 15,187 barrels of oil were sold compared to 17,380 for the same period in 1995, a decrease of 2,193 barrels. For the six months ended June 30, 1996, 34,670 mcf of gas were sold compared to 46,579 for the same period in 1995, a decrease of 11,909 mcf. Of the decrease, 1,880 mcf, or 4%, was attributable to the sale of one gas well during the six months ended June 30, 1996, with the remaining 10,029 mcf, or 22%, due to production declines. Due to the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.01, or 17%, from $17.60 for the six months ended June 30, 1995 to $20.61 for the same period in 1996 while the average price received per mcf of gas increased 33% from $1.79 during the six months ended June 30, 1995 to $2.38 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

A gain on abandoned property of $7,983 was recognized during the six months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Expenses incurred during the six months ended June 30, 1995 to plug and abandon one well totaled $4,183. There was no abandonment activity for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $251,871 for the six months ended June 30, 1996 as compared to $268,996 for the same period in 1995, a decrease of $17,125, or 6%. This decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $169,212 for the six months ended June 30, 1996 and $179,823 for the same period in 1995, resulting in a $10,611 decrease, or 6%. The decrease was the result of less workover expense and reduced well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $12,138 for the six months ended June 30, 1995 to $12,525 for the same period in 1996.

Depletion was $63,391 for the six months ended June 30, 1996 compared to $71,264 for the same period in 1995. This represented a decrease in depletion of $7,873, or 11%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,193 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 13,797 barrels, or 3%.

A loss on sale of assets of $6,743 was recognized during the six months June 30, 1996. This loss resulted from the write-off of remaining capitalized well costs for one gas well of $11,192 less proceeds received of $4,449.

Three months ended June 30, 1996 compared with three months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $204,766 from $187,764 for the three months ended June 30, 1996 and 1995, respectively, an increase of 9%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 12% decrease in barrels of oil produced and sold and a 31% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 7,283 barrels of oil were sold compared to 8,248 for the same period in 1995, a decrease of 965 barrels. For the three months ended June 30, 1996, 16,876 mcf of gas were sold compared to 24,343 for the same period in 1995, a decrease of 7,467 mcf. Of the decrease, 1,192 mcf, or 5%, was attributable to the fact that one gas well was sold during the six months ended June 30, 1996, with the remaining decrease of 6,275 mcf, or 26%, due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.22, or 23%, from $18.03 for the three months ended June 30, 1995 to $22.25 for the same period in 1996 while the average price received per mcf of gas increased 58% from $1.60 during the three months ended June 30, 1995 to $2.53 in 1996.

A gain on abandoned property of $7,983 was recognized during the three months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Expenses incurred during the three months ended June 30, 1995 to plug and abandon one well totaled $4,183. There was no abandonment activity for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $128,943 for the three months ended June 30, 1996 as compared to $137,537 for the same period in 1995, a decrease of $8,594, or 6%. This decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in G&A and loss on sale of assets.

Production costs were $85,679 for the three months ended June 30, 1996 and $93,510 for the same period in 1995 resulting in a $7,831 decrease, or 8%. The decrease was primarily due to declines in workover expense and well repair and maintenance costs, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 26% from $5,383 for the three months ended June 30, 1995 to $6,798 for the same period in 1996.

Depletion was $29,723 for the three months ended June 30, 1995 compared to $33,667 for the same period in 1995. This represented a decrease in depletion of $3,944, or 12%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 965 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on sale of assets of $6,743 was recognized during the three months June 30, 1996. This loss resulted from the write-off of remaining capitalized well costs for one gas well of $11,192 less proceeds received of $4,449.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $22,903 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 and 1995 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $4,449 from the sale of one gas well were received during the six months ended June 30, 1996. Proceeds of $1,964 were received from the salvage of equipment on one well abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $182,917 of which $181,091 was distributed to the limited partners and $1,826 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $193,506 of which $191,571 was distributed to the limited partners and $1,935 to the managing general partner.

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


                                    PARKER & PARSLEY 90-C CONV., L.P.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  August 12, 1996       By:    /s/ Steven L. Beal
                                    ----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA