Form 10-Q
period 1996-09-30
PARKER & PARSLEY 90-C CONV LP
filed 1996-11-13
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   .................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995..............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996..............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995...........................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    8



Part II.   Other Information.......................................   11

                Signatures.........................................   12

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30, December 31,
                                                        1996         1995
                                                    ------------  -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $94,965 at September 30
     and $81,814 at December 31                     $    95,046   $    82,151
   Accounts receivable - oil and gas sales               79,600        69,436
                                                     ----------    ----------
            Total current assets                        174,646       151,587
                                                     ----------    ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method               5,744,877     5,829,695
     Accumulated depletion                           (4,261,813)   (4,252,391)
                                                     ----------    ----------
            Net oil and gas properties                1,483,064     1,577,304
                                                     ----------    ----------
                                                    $ 1,657,710   $ 1,728,891
                                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    30,740   $    49,135

Partners' capital:
   Limited partners (7,531 interests)                 1,610,728     1,662,989
   Managing general partner                              16,242        16,767
                                                     ----------    ----------
                                                      1,626,970     1,679,756
                                                     ----------    ----------
                                                    $ 1,657,710   $ 1,728,891
                                                     ==========    ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three months ended     Nine months ended
                                        September 30,          September 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 189,248   $ 157,019   $ 584,930   $ 546,364
   Interest                           1,443       1,380       3,651       3,700
   Gain on abandoned property           -           -           -         7,983
                                   --------    --------    --------    --------
                                    190,691     158,399     588,581     558,047
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            78,363      81,295     247,575     261,430
   General and administrative         6,029       5,502      18,554      17,640
   Depletion                         23,532      32,874      86,923     104,138
   Abandoned property                   -           -           -         3,871
   Amortization of organization         -           794         -         2,382
   Loss on sale of assets                 7         -         6,750         -
                                   --------    --------    --------    --------
                                    107,931     120,465     359,802     389,461
                                   --------    --------    --------    --------

Net income                        $  82,760   $  37,934   $ 228,779   $ 168,586
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $     828   $     388   $   2,288   $   1,710
                                   ========    ========    ========    ========

   Limited partners               $  81,932   $  37,546   $ 226,491   $ 166,876
                                   ========    ========    ========    ========
Net income per limited
   partnership interest           $   10.87   $    4.99   $   30.07   $   22.16
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $   12.96   $   10.41   $   37.01   $   35.85
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners         Total
                                    ---------      ----------      ----------

Balance at January 1, 1996          $  16,767      $1,662,989      $1,679,756

    Distributions                      (2,813)       (278,752)       (281,565)

    Net income                          2,288         226,491         228,779
                                     --------       ---------       ---------

Balance at September 30, 1996       $  16,242      $1,610,728      $1,626,970
                                     ========       =========       =========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                           September 30,
                                                     ------------------------
                                                       1996            1995
                                                     ---------      ---------
Cash flows from operating activities:

  Net income                                         $ 228,779      $ 168,586
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion and amortization                        86,923        106,520
      Gain on abandoned property                           -           (7,983)
      Loss on sale of assets                             6,750            -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable       (10,164)        11,260
      Increase (decrease) in accounts payable          (18,395)         9,823
                                                      --------       --------
        Net cash provided by operating activities      293,893        288,206
                                                      --------       --------
Cash flows from investing activities:

  Additions to oil and gas properties                   (3,875)        (5,361)
  Proceeds from equipment salvage on abandoned
     property                                              -            3,456
  Proceeds from sale of assets                           4,442            -
                                                      --------       --------
        Net cash provided by (used in) investing
           activities                                      567         (1,905)
                                                      --------       --------
Cash flows from financing activities:

  Cash distributions to partners                      (281,565)      (272,711)
                                                      --------       --------
Net increase in cash and cash equivalents               12,895         13,590
Cash and cash equivalents at beginning of period        82,151         47,974
                                                      --------       --------
Cash and cash equivalents at end of period           $  95,046      $  61,564
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



Note 1.

Parker & Parsley 90-C. Conv., L.P. (the "Registrant") was organized as a general partnership in 1990 under the laws of the State of Texas and was converted to a Delaware limited partnership on August 1, 1991.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Note 3.

A loss of $6,750 on sale of assets to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $11,192 less proceeds received of $4,442.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $584,930 from $546,364 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 7%. The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 30% increase in the average price received per mcf of gas, offset by an 11% decline in barrels of oil produced and sold and a 19% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 22,429 barrels of oil were sold compared to 25,307 for the same period in 1995, a decrease of 2,878 barrels. For the nine months ended September 30, 1996, 49,479 mcf of gas were sold compared to 61,286 mcf for the same period in 1995, a decrease of 11,807 mcf. Of the decrease, 2,773 mcf, or 4%, was attributable to the sale of one gas well during the nine months ended September 30, 1996 with the remaining 9,034 mcf, or 15%, due to production declines. Due to the decline characteristics of the Registrant's properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.70 from $17.27 for the nine months ended September 30, 1995 to $20.97 for the same period in 1996 while the average price received per mcf of gas increased from $1.79 during the nine months ended September 30, 1995 to $2.32 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

A gain on abandoned property of $7,983 was recognized during the nine months ended September 30, 1995. This gain was the result of proceeds from equipment salvage on one fully depleted abandoned property. Expenses incurred during the nine months ended September 30, 1995 to plug and abandon one well totaled $3,871. There was no abandonment activity for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $359,802 for the nine months ended September 30, 1996 as compared to $389,461 for the same period in 1995, a decrease of $29,659, or 8%. This decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $247,575 for the nine months ended September 30, 1996 and $261,430 for the same period in 1995, resulting in a $13,855 decrease, or 5%. The decrease was the result of less well repair and maintenance costs, lower ad valorem taxes and a decline in workover costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $17,640 for the nine months ended September 30, 1995 to $18,554 for the same period in 1996.

Depletion was $86,923 for the nine months ended September 30, 1996 compared to $104,138 for the same period in 1995, representing a decrease of $17,215, or 17%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 2,878 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on sale of assets of $6,750 was recognized during the nine months ended September 30, 1996. This loss resulted from the write-off of remaining capitalized well costs for one gas well of $11,192 less proceeds received of $4,442.

Three months ended September 30, 1996 compared with three months ended September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $189,248 from $157,019 for the three months ended September 30, 1996 and 1995, respectively, an increase of 21%. The increase in revenues resulted from an increase in mcf of gas produced and sold, a 31% increase in the average price received per barrel of oil and a 21% increase in the average price received per mcf of gas, offset by a 9% decline in barrels of oil produced and sold. For the three months ended September 30, 1996, 7,242 barrels of oil were sold compared to 7,927 for the same period in 1995, a decrease of 685 barrels. For the three months ended September 30, 1996, 14,809 mcf of gas were sold compared to 14,707 for the same period in 1995, an increase of 102 mcf. The increase was the net result of an increase of 995 mcf produced and sold, offset by a decrease of 893 mcf attributable to the sale of one gas well during the three months ended September 30, 1996.

The average price received per barrel of oil increased $5.20 from $16.53 for the three months ended September 30, 1995 to $21.73 for the same period in 1996 while the average price received per mcf of gas increased from $1.77 during the three months ended September 30, 1995 to $2.15 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $107,931 for the three months ended September 30, 1996 as compared to $120,465 for the same period in 1995, a decrease of $12,534, or 10%. This decrease was due to declines in production costs, depletion and amortization of organization costs, offset by an increase in G&A.

Production costs were $78,363 for the three months ended September 30, 1996 and $81,295 for the same period in 1995, resulting in a $2,932 decrease, or 4%. The decrease was the result of less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 10% from $5,502 for the three months ended September 30, 1995 to $6,029 for the same period in 1996.

Depletion was $23,532 for the three months ended September 30, 1996 compared to $32,874 for the same period in 1995, representing a decrease of $9,342, or 28%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 685 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $5,687 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $4,442 from the sale of one gas well were received during the nine months ended September 30, 1996. Proceeds of $3,456 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $281,565 of which $278,752 was distributed to the limited partners and $2,813 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $272,711 of which $269,983 was distributed to the limited partners and $2,728 to the managing general partner.

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

None.

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


                                     PARKER & PARSLEY 90-C CONV., L.P.

                               By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 13, 1996      By:   /s/ Steven L. Beal
                                     ----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA