Form 10-Q
period 1997-03-31
PARKER & PARSLEY 90-C CONV LP
filed 1997-05-09
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996.........................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................    9

           27.    Financial Data Schedule

           Signatures..................................................   10

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                    March 31,      December 31,
                                                      1997             1996
                                                   -----------     ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $97,428 at March 31
     and $79,483 at December 31                    $    97,428      $    79,564
   Accounts receivable - oil and gas sales              80,132          124,287
                                                    ----------       ----------
         Total current assets                          177,560          203,851
                                                    ----------       ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              5,747,606        5,744,947
Accumulated depletion                               (4,313,112)      (4,287,671)
                                                    ----------       ----------
         Net oil and gas properties                  1,434,494        1,457,276
                                                    ----------       ----------
                                                   $ 1,612,054      $ 1,661,127
                                                    ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    19,190      $    17,442

Partners' capital:
   Managing general partner                             15,898           16,406
   Limited partners (7,531 interests)                1,576,966        1,627,279
                                                    ----------       ----------
                                                     1,592,864        1,643,685
                                                    ----------       ----------
                                                   $ 1,612,054      $ 1,661,127
                                                    ==========       ==========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Revenues:
  Oil and gas                                       $  188,025      $  190,916
  Interest                                               1,380             983
                                                     ---------       ---------
                                                       189,405         191,899
                                                     ---------       ---------
Costs and expenses:
  Oil and gas production                                88,063          83,533
  General and administrative                             6,160           5,727
  Depletion                                             25,441          33,668
                                                     ---------       ---------
                                                       119,664         122,928
                                                     ---------       ---------
Net income                                          $   69,741      $   68,971
                                                     =========       =========
Allocation of net income:
  Managing general partner                          $      697      $      690
                                                     =========       =========
  Limited partners                                  $   69,044      $   68,281
                                                     =========       =========
Net income per limited partnership interest         $     9.17      $     9.07
                                                     =========       =========
Distributions per limited partnership interest      $    15.85      $    10.52
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                    ----------     -----------     -----------

Balance at January 1, 1997          $   16,406     $ 1,627,279     $ 1,643,685

    Distributions                       (1,205)       (119,357)       (120,562)

    Net income                             697          69,044          69,741
                                     ---------      ----------      ----------

Balance at March 31, 1997           $   15,898     $ 1,576,966     $ 1,592,864
                                     =========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:

  Net income                                           $   69,741    $   68,971
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                            25,441        33,668
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable           44,155       (10,668)
      Increase (decrease) in accounts payable               1,748       (26,527)
                                                        ---------     ---------
         Net cash provided by operating activities        141,085        65,444
                                                        ---------     ---------
Cash flows from investing activities:

  Additions to oil and gas properties                      (2,659)         (891)

Cash flows from financing activities:

  Cash distributions to partners                         (120,562)      (79,995)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       17,864       (15,442)
Cash and cash equivalents at beginning of period           79,564        82,151
                                                        ---------     ---------
Cash and cash equivalents at end of period             $   97,428    $   66,709
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased to $188,025 from $190,916 for the three months ended March 31, 1997 and 1996, respectively, a decrease of $2,891. The decrease in revenues resulted from a 17% decline in barrels of oil produced and sold and an 18% decline in mcf of gas produced and sold, offset by a 15% increase in the average price received per barrel of oil and a 31% increase in the average price received per mcf of gas. For the three months ended March 31, 1997, 6,596 barrels of oil were sold compared to 7,904 for the same period in 1996, a decrease of 1,308 barrels. For the three months ended March 31, 1997, 14,606 mcf of gas were sold compared to 17,794 for the same period in 1996, a decrease 3,188 mcf. Of the decrease, 750 mcf, or 4%, was attributable to the sale of one gas well during 1996, with the remaining 2,438 mcf, or 14% due to production declines. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.89 from $19.10 for the three months ended March 31, 1996 to $21.99 for the same period in 1997, while the average price received per mcf of gas increased from $2.25 during the three months ended March 31, 1996 to $2.94 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses decreased to $119,664 for the three months ended March 31, 1997 as compared to $122,928 for the same period in 1996, a decrease of $3,264, or 3%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $88,063 for the three months ended March 31, 1997 and $83,533 for the same period in 1996, resulting in an increase of $4,530, or 5%. The increase was due to additional well repair and maintenance costs, offset by lower ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 8% from $5,727 for the three months ended March 31, 1996 to $6,160 for the same period in 1997.

Depletion was $25,441 for the three months ended March 31, 1997 compared to $33,668 for the same period in 1996. This represented a decrease in depletion of $8,227, or 24%, primarily attributable to an upward revision in oil and gas reserves and a decline in oil production of 1,308 barrels for the three months ended March 31, 1997 compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $75,641 during the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decline in expenditures for production costs.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1997 and 1996 related to the addition of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $120,562 of which $119,357 was distributed to the limited partners and $1,205 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $79,995 of which $79,196 was distributed to the limited partners and $799 to the managing general partner.

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

         27.  Financial Data Schedule

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


                                     PARKER & PARSLEY 90-C CONV., L.P.

                              By:    Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  May 8, 1997           By:    /s/ Steven L. Beal
                                     -------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA