Form 10-Q
period 1997-06-30
PARKER & PARSLEY 90-C CONV LP
filed 1997-08-13
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ....................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997......................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996...................................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                       Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            27.   Financial Data Schedule

            Signatures.................................................   11

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                      June 30,      December 31,
                                                        1997            1996
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $98,311 at June 30
     and $79,483 at December 31                     $    98,543     $    79,564
  Accounts receivable - oil and gas sales                63,994         124,287
                                                     ----------      ----------
         Total current assets                           162,537         203,851
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,749,734       5,744,947
Accumulated depletion                                (4,339,901)     (4,287,671)
                                                     ----------      ----------
         Net oil and gas properties                   1,409,833       1,457,276
                                                      ---------       ---------
                                                    $ 1,572,370     $ 1,661,127
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    21,626     $    17,442

Partners' capital:
  Managing general partner                               15,477          16,406
  Limited partners (7,531 interests)                  1,535,267       1,627,279
                                                     ----------      ----------
                                                      1,550,744       1,643,685
                                                     ----------      ----------
                                                    $ 1,572,370     $ 1,661,127
                                                     ==========      ==========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------    ---------------------
                                     1997       1996          1997        1996
                                  ---------   ---------    ---------   ---------
Revenues:
   Oil and gas                    $ 156,746   $ 204,766    $ 344,771   $ 395,682
   Interest                           1,559       1,225        2,939       2,208
   Salvage income from equipment
     disposals                          793         -            793         -
                                   --------    --------     --------    --------
                                    159,098     205,991      348,503     397,890
                                   --------    --------     --------    --------
Costs and expenses:
   Oil and gas production            77,988      85,679      166,051     169,212
   General and administrative         4,858       6,798       11,018      12,525
   Depletion                         26,789      29,723       52,230      63,391
   Loss on sale of assets               -         6,743          -         6,743
                                   --------    --------     --------    --------
                                    109,635     128,943      229,299     251,871
                                   --------    --------     --------    --------
Net income                        $  49,463   $  77,048    $ 119,204   $ 146,019
                                   ========    ========     ========    ========
Allocation of net income:
   Managing general partner       $     495   $     770    $   1,192   $   1,460
                                   ========    ========     ========    ========
   Limited partners               $  48,968   $  76,278    $ 118,012   $ 144,559
                                   ========    ========     ========    ========
Net income per limited
   partnership interest           $    6.50   $   10.13    $   15.67   $   19.20
                                   ========    ========     ========    ========
Distributions per limited
   partnership interest           $   12.04   $   13.53    $   27.89   $   24.05
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------


Balance at January 1, 1997          $  16,406     $1,627,279     $1,643,685

    Distributions                      (2,121)      (210,024)      (212,145)

    Net income                          1,192        118,012        119,204
                                     --------      ---------      ---------

Balance at June 30, 1997            $  15,477     $1,535,267     $1,550,744
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
Cash flows from operating activities:

   Net income                                           $  119,204   $  146,019
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                           52,230       63,391
        Gain on abandoned property                            (793)         -
        Loss on sale of assets                                 -          6,743
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable          60,293       (5,455)
        Increase (decrease) in accounts payable              4,184      (21,412)
                                                         ---------    ---------
           Net cash provided by operating activities       235,118      189,286
                                                         ---------    ---------
Cash flows from investing activities:

   Additions to oil and gas properties                      (4,787)      (1,446)
   Proceeds from equipment salvage on abandoned
     property                                                  793          -
   Proceeds from sale of assets                                -          4,449
                                                         ---------    ---------
           Net cash provided by (used in) operating
             activities                                     (3,994)       3,003
                                                         ---------    ---------
Cash flows from financing activities:

   Cash distributions to partners                         (212,145)    (182,917)
                                                         ----------   ---------
Net increase in cash and cash equivalents                   18,979        9,372
Cash and cash equivalents at beginning of period            79,564       82,151
                                                         ---------    ---------
Cash and cash equivalents at end of period              $   98,543   $   91,523
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-C Conv., L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased to $344,771 from $395,682 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 14% decrease in barrels of oil produced and sold, a 14% decrease in mcf of gas produced and sold, and a slightly lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 13,014 barrels of oil were sold compared to 15,187 for the same period in 1996, a decrease of 2,173 barrels. For the six months ended June 30, 1997, 29,803 mcf of gas were sold compared to 34,670 for the same period in 1996, a decrease of 4,867 mcf. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.61 for the six months ended June 30, 1996 to $20.46 for the same period in 1997, while the average price received per mcf of gas increased 11% from $2.38 during the six months ended June 30, 1996 to $2.63 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $793, received during the six months ended June 30, 1997, was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $229,299 for the six months ended June 30, 1997 as compared to $251,871 for the same period in 1996, a decrease of $22,572, or 9%. This decrease was due to declines in depletion, loss on sale of assets, production costs and general and administrative expenses, ("G&A").

Production costs were $166,051 for the six months ended June 30, 1997 and $169,212 for the same period in 1996, resulting in a $3,161 decrease. The decrease was the result of declines in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 12% from $12,525 for the six months ended June 30, 1996 to $11,018 for the same period in 1997.

Depletion was $52,230 for the six months ended June 30, 1997 compared to $63,391 for the same period in 1996. This represented a decrease in depletion of $11,161, or 18%, primarily attributable to a decrease in oil production of 2,173 barrels for the six months ended June 30, 1997 compared to the same period in 1996.

A loss on sale of assets of $6,743 was recognized during the six months June 30, 1996. This loss resulted from the sale of one gas well to Costilla Energy, L.L.C.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 23% to $156,746 from $204,766 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas, a 12% decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold. For the three months ended June 30, 1997, 6,418 barrels of oil were sold compared to 7,283 for the same period in 1996, a decrease of 865 barrels. For the three months ended June 30, 1997, 15,197 mcf of gas were sold compared to 16,876 for the same period in 1996, a decrease of 1,679 mcf. The decreases in oil and gas production were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.35, or 15%, from $22.25 for the three months ended June 30, 1996 to $18.90 for the same period in 1997, while the average price received per mcf of gas decreased 8% from $2.53 during the three months ended June 30, 1996 to $2.33 in 1997.

Salvage income of $793, received during the three months ended June 30, 1997, was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $109,635 for the three months ended June 30, 1997 as compared to $128,943 for the same period in 1996, a decrease of $19,308, or 15%. This decrease was due to declines in production costs, loss on sale of assets, depletion and G&A.

Production costs were $77,988 for the three months ended June 30, 1997 and $85,679 for the same period in 1996, resulting in a $7,691 decrease, or 9%. The decrease was primarily due to declines in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 29% from $6,798 for the three months ended June 30, 1996 to $4,858 for the same period in 1997.

Depletion was $26,789 for the three months ended June 30, 1997 compared to $29,723 for the same period in 1996. This represented a decrease in depletion of $2,934, or 10%, primarily attributable to a decline in oil production of 865 barrels for the three months ending June 30, 1997 compared to the same period in 1996.

A loss on sale of assets of $6,743 was recognized during the three months June 30, 1996. This loss resulted from the sale of one gas well to Costilla Energy, L.L.C.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $45,832 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily due to a decrease in production costs paid and an increase in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $793 were received during the six months ended June 30, 1997 from the salvage of equipment on one fully depleted well.

Proceeds of $4,449 from the sale of one gas well were received during the six months ended June 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $212,145 of which $2,121 was distributed to the managing general partner and $210,024 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $182,917 of which $1,826 was distributed to the managing general partner and $181,091 to the limited partners.

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


                                      PARKER & PARSLEY 90-C CONV., L.P.

                                By:   Parker & Parsley Development L.P.,
                                        Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  August 13, 1997         By:   /s/ Rich Dealy
                                      ----------------------------------
                                      Rich Dealy, Controller of PPUSA