Form 10-Q
period 1997-09-30
PARKER & PARSLEY 90-C CONV LP
filed 1997-11-10
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   .......................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996....................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997....................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996.................................    6

          Notes to Financial Statements.................................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    7


                     Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K..............................   10

          27.   Financial Data Schedule

          Signatures....................................................   11

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1997            1996
                                                   ------------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $92,676 at September 30
     and $79,483 at December 31                    $     92,788     $    79,564
   Accounts receivable - oil and gas sales               63,195         124,287
                                                    -----------      ----------
            Total current assets                        155,983         203,851
                                                    -----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               5,750,858       5,744,947
Accumulated depletion                                (4,366,467)     (4,287,671)
                                                    -----------      ----------
            Net oil and gas properties                1,384,391       1,457,276
                                                    -----------      ----------
                                                   $  1,540,374     $ 1,661,127
                                                    ===========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     26,967     $    17,442
Partners' capital:
   Managing general partner                              15,103          16,406
   Limited partners (7,531 interests)                 1,498,304       1,627,279
                                                    -----------      ----------
                                                      1,513,407       1,643,685
                                                    -----------      ----------
                                                   $  1,540,374     $ 1,661,127
                                                    ===========      ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ---------------------   ---------------------
                                    1997       1996         1997        1996
                                 ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                   $ 145,486   $ 189,248   $ 490,257   $ 584,930
   Interest                          1,450       1,443       4,389       3,651
   Gain (loss) on disposition
     of assets                           7          (7)        800      (6,750)
                                  --------    --------    --------    --------
                                   146,943     190,684     495,446     581,831
                                  --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           73,715      78,363     239,766     247,575
   General and administrative        5,888       6,029      16,906      18,554
   Depletion                        26,566      23,532      78,796      86,923
                                  --------    --------    --------    --------
                                   106,169     107,924     335,468     353,052
                                  --------    --------    --------    --------
Net income                       $  40,774   $  82,760   $ 159,978   $ 228,779
                                  ========    ========    ========    ========
Allocation of net income:
   Managing general partner      $     408   $     828   $   1,600   $   2,288
                                  ========    ========    ========    ========
   Limited partners              $  40,366   $  81,932   $ 158,378   $ 226,491
                                  ========    ========    ========    ========
Net income per limited
   partnership interest          $    5.36   $   10.87   $   21.03   $   30.07
                                  ========    ========    ========    ========
Distributions per limited
   partnership interest          $   10.27   $   12.96   $   38.16   $   37.01
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  16,406     $1,627,279     $1,643,685

    Distributions                      (2,903)      (287,353)      (290,256)

    Net income                          1,600        158,378        159,978
                                     --------      ---------      ---------

Balance at September 30, 1997       $  15,103     $1,498,304     $1,513,407
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                             September 30,
                                                      ------------------------
                                                          1997         1996
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  159,978    $  228,779
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depletion                                         78,796        86,923
        (Gain) loss on disposition of assets                (800)        6,750
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable        61,092       (10,164)
        Increase (decrease) in accounts payable            9,525       (18,395)
                                                       ---------     ---------
           Net cash provided by operating activities     308,591       293,893
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (5,911)       (3,875)
   Proceeds from disposition of assets                       800         4,442
                                                       ---------     ---------
           Net cash provided by (used in) investing
             activities                                   (5,111)          567
                                                       ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                       (290,256)     (281,565)
                                                       ---------     ---------
Net increase in cash and cash equivalents                 13,224        12,895
Cash and cash equivalents at beginning of period          79,564        82,151
                                                       ---------     ---------
Cash and cash equivalents at end of period            $   92,788    $   95,046
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-C Conv., L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 financial presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 16% to $490,257 from $584,930 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 19,209 barrels of oil were sold compared to 22,429 for the same period in 1996, a decrease of 3,220 barrels, or 14%. For the nine months ended September 30, 1997, 45,111 mcf of gas were sold compared to 49,479 mcf for the same period in 1996, a decrease of 4,368 mcf, or 9%. Due to the decline characteristics of the Partnership's properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.18, or 6%, from $20.97 for the nine months ended September 30, 1996 to $19.79 for the same period in 1997, while the average price received per mcf of gas increased 5% from $2.32 during the nine months ended September 30, 1996 to $2.44 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Gain on disposition of assets of $800 for the nine months ended September 30, 1997 was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well. Loss on disposition of assets of $6,750 was recognized during the nine months ended September 30, 1996 from the sale of one gas well to Costilla Energy L.L.C.

Costs and Expenses:

Total costs and expenses decreased to $335,468 for the nine months ended September 30, 1997 as compared to $353,052 for the same period in 1996, a decrease of $24,334, or 7%. This decrease was due to declines in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $239,766 for the nine months ended September 30, 1997 and $247,575 for the same period in 1996, resulting in a $7,809 decrease, or 3%. The decrease was the result of lower well maintenance costs and production taxes, offset by a slight increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 9% from $18,554 for the nine months ended September 30, 1996 to $16,906 for the same period in 1997.

Depletion was $78,796 for the nine months ended September 30, 1997 compared to $86,923 for the same period in 1996, representing a decrease of $8,127, or 9%. This decrease was primarily attributable to a decline in oil production of 3,220 barrels for the nine months ended September 30, 1997 as compared to the same period in 1996, offset by a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended September 30, 1997 compared with three months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 23% to $145,486 from $189,248 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas and a decline in barrels of oil produced and sold, offset by an increase in mcf of gas produced and sold. For the three months ended September 30, 1997, 6,195 barrels of oil were sold compared to 7,242 for the same period in 1996, a decrease of 1,047 barrels, or 15%. For the three months ended September 30, 1997, 15,309 mcf of gas were sold compared to 14,809 for the same period in 1996, an increase of 500 mcf, or 3%. The increase in gas production was the result of operational changes on several wells. The decrease in oil production was due to the decline characteristics of the Partnership's oil properties.

The average price received per barrel of oil decreased $3.36, or 16%, from $21.73 for the three months ended September 30, 1996 to $18.37 for the same period in 1997, while the average price received per mcf of gas decreased 4% from $2.15 during the three months ended September 30, 1996 to $2.07 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $106,169 for the three months ended September 30, 1997 as compared to $107,924 for the same period in 1996, a decrease of $1,755. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $73,715 for the three months ended September 30, 1997 and $78,363 for the same period in 1996, resulting in a $4,648 decrease, or 6%. The decrease was the result of lower well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $6,029 for the three months ended September 30, 1996 to $5,888 for the same period in 1997.

Depletion was $26,566 for the three months ended September 30, 1997 compared to $23,532 for the same period in 1996, representing an increase of $3,034, or 13%, primarily attributable to a decline in oil reserves during the third quarter of 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $14,698 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This increase was due to a decrease in G&A and production costs paid, offset by a decline in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $800 from the salvage of equipment on one fully depleted well were received during the nine months ended September 30, 1997. Proceeds of $4,442 from the sale of one gas well were received during the nine months ended September 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $290,256 of which $2,903 was distributed to the managing general partner and $287,353 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $281,565 of which $2,813 was distributed to the managing general partner and $278,752 to the limited partners.

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

(b)  Reports on Form 8-K - none

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARKER & PARSLEY 90-C CONV., L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 10, 1997           By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Controller