Form 10-Q
period 1998-06-30
PARKER & PARSLEY 90-C CONV LP
filed 1998-08-05
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997  ......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1   Financial Data Schedule

           Signatures..................................................   12

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,     December 31,
                                                       1998           1997
                                                   -----------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $75,379 at June 30
     and $87,310 at December 31                    $    75,493    $    87,423
  Accounts receivable - oil and gas sales               45,852         69,891
                                                    ----------     ----------
         Total current assets                          121,345        157,314
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,758,789      5,751,870
Accumulated depletion                               (4,552,179)    (4,497,380)
                                                    ----------     ----------
         Net oil and gas properties                  1,206,610      1,254,490
                                                    ----------     ----------
                                                   $ 1,327,955    $ 1,411,804
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    26,268    $    23,946

Partners' capital:
  Managing general partner                              12,986         13,848
  Limited partners (7,531 interests)                 1,288,701      1,374,010
                                                    ----------     ----------
                                                     1,301,687      1,387,858
                                                    ----------     ----------
                                                   $ 1,327,955    $ 1,411,804
                                                    ==========     ==========



   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 108,532   $ 156,746   $ 228,491   $ 344,771
   Interest                           1,150       1,559       2,434       2,939
   Gain on disposition of assets        -           793         -           793
                                   --------    --------    --------    --------
                                    109,682     159,098     230,925     348,503
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            88,012      77,988     168,981     166,051
   General and administrative         3,608       4,858       7,593      11,018
   Depletion                         26,902      26,789      54,799      52,230
                                   --------    --------    --------    --------
                                    118,522     109,635     231,373     229,299
                                   --------    --------    --------    --------
Net income (loss)                 $  (8,840)  $  49,463   $    (448)  $ 119,204
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $     (88)  $     495   $      (4)  $   1,192
                                   ========    ========    ========    ========
   Limited partners               $  (8,752)  $  48,968   $    (444)  $ 118,012
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $   (1.16)  $    6.50   $    (.06)  $   15.67
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    3.59   $   12.04   $   11.27   $   27.89
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                      Managing
                                      general       Limited
                                      partner       partners         Total
                                     ---------     ----------     ----------


Balance at January 1, 1998           $  13,848     $1,374,010     $1,387,858

    Distributions                         (858)       (84,865)       (85,723)

    Net loss                                (4)          (444)          (448)
                                      --------      ---------      ---------

Balance at June 30, 1998             $  12,986     $1,288,701     $1,301,687
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                   $     (448)   $  119,204
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                          54,799        52,230
        Gain on disposition of assets                         -            (793)
   Changes in assets and liabilities:
        Accounts receivable                                24,039        60,293
        Accounts payable                                    2,322         4,184
                                                        ---------     ---------
           Net cash provided by operating activities       80,712       235,118
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (6,919)       (4,787)
   Proceeds from asset dispositions                           -             793
                                                        ---------     ---------
           Net cash used in operating activities           (6,919)       (3,994)
                                                        ---------     ----------
Cash flows from financing activities:
   Cash distributions to partners                         (85,723)     (212,145)
                                                        ---------     ----------
Net increase (decrease) in cash and cash equivalents      (11,930)       18,979
Cash and cash equivalents at beginning of period           87,423        79,564
                                                        ---------     ---------
Cash and cash equivalents at end of period             $   75,493    $   98,543
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 34% to $228,491 from $344,771 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 12,574 barrels of oil, 3,737 barrels of natural gas liquids ("NGLs") and 14,569 mcf of gas were sold, or

18,739 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 13,014 barrels of oil and 29,803 mcf of gas were sold, or 17,981 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.32, or 31%, from $20.46 for the six months ended June 30, 1997 to $14.14 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.51. The average price received per mcf of gas decreased 41% from $2.63 during the six months ended June 30, 1997 to $1.56 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $793, received during the six months ended June 30, 1997, was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $231,373 for the six months ended June 30, 1998 as compared to $229,299 for the same period in 1997, an increase of $2,074. This increase was due to increases in production costs and depletion, offset by a decrease in general and administrative expenses, ("G&A").

Production costs were $168,981 for the six months ended June 30, 1998 and $166,051 for the same period in 1997, resulting in a $2,930 increase. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 31% from $11,018 for the six months ended June 30, 1997 to $7,593 for the same period in 1998.

Depletion was $54,799 for the six months ended June 30, 1998 compared to $52,230 for the same period in 1997. This represented an increase in depletion of $2,569, or 5%. This increase was primarily attributable to a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 440 barrels for the period ended June 30, 1998 compared to the same period in 1997.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 31% to $108,532 from $156,746 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 6,135 barrels of oil, 1,914 barrels of NGLs and 6,742 mcf of gas were sold, or 9,173 BOEs. For the three months ended June 30, 1997, 6,418 barrels of oil and 15,197 mcf of gas were sold, or 8,951 BOEs.

The average price received per barrel of oil decreased $5.46, or 29%, from $18.90 for the three months ended June 30, 1997 to $13.44 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.96. The average price received per mcf of gas decreased 31% from $2.33 during the three months ended June 30, 1997 to $1.61 in 1998.

A gain on disposition of assets of $793, received during the three months ended June 30, 1997, was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $118,522 for the three months ended June 30, 1998 as compared to $109,635 for the same period in 1997, an increase of $8,887, or 8%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $88,012 for the three months ended June 30, 1998 and $77,988 for the same period in 1997, resulting in a $10,024 increase, or 13%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $4,858 for the three months ended June 30, 1997 to $3,608 for the same period in 1998.

Depletion was $26,902 for the three months ended June 30, 1998 compared to $26,789 for the same period in 1997. This represented an increase in depletion of $113. This increase was primarily attributable to a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 283 barrels for the three months ended June 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $154,406 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decline in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 and 1997 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $793 were received during the six months ended June 30, 1997 from the salvage of equipment on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $85,723 of which $858 was distributed to the managing general partner and $84,865 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $212,145 of which $2,121 was distributed to the managing general partner and $210,024 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June

1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 90-C CONV., L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 5, 1998              By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer