Form 10-Q
period 1998-09-30
PARKER & PARSLEY 90-C CONV LP
filed 1998-11-09
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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


                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1998 and 1997..................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1998..................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1998 and 1997...............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   12

           27.1   Financial Data Schedule

           Signatures..................................................   13

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                  September 30,    December 31,
                                                      1998             1997
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    80,362      $    87,423
   Accounts receivable - oil and gas sales             51,621           69,891
                                                   ----------       ----------
            Total current assets                      131,983          157,314
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             5,763,392        5,751,870
Accumulated depletion                              (4,587,405)      (4,497,380)
                                                   ----------       ----------
            Net oil and gas properties              1,175,987        1,254,490
                                                   ----------       ----------
                                                  $ 1,307,970      $ 1,411,804
                                                   ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $    28,788      $    23,946

Partners' capital:
   Managing general partner                            12,761           13,848
   Limited partners (7,531 interests)               1,266,421        1,374,010
                                                   ----------       ----------
                                                    1,279,182        1,387,858
                                                   ----------       ----------
                                                  $ 1,307,970      $ 1,411,804
                                                   ==========       ==========



The financial information included as of September 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended        Nine months ended
                                      September 30,             September 30,
                                ----------------------   ----------------------
                                   1998        1997         1998        1997
                                ----------  ----------   ----------  ----------
Revenues:
   Oil and gas                  $  103,574  $  145,486   $  332,065  $  490,257
   Interest                          1,108       1,450        3,542       4,389
   Gain on disposition of assets       -             7          -           800
                                 ---------   ---------    ---------   ---------
                                   104,682     146,943      335,607     495,446
                                 ---------   ---------    ---------   ---------
Costs and expenses:
   Oil and gas production           70,626      73,715      239,607     239,766
   General and administrative        3,107       5,888       10,700      16,906
   Depletion                        35,226      26,566       90,025      78,796
                                 ---------   ---------    ---------   ---------
                                   108,959     106,169      340,332     335,468
                                 ---------   ---------    ---------   ---------
Net income (loss)               $   (4,277) $   40,774   $   (4,725) $  159,978
                                 =========   =========    =========   =========
Allocation of net income (loss):
   Managing general partner     $      (43) $      408   $      (47) $    1,600
                                 =========   =========    =========   =========
   Limited partners             $   (4,234) $   40,366   $   (4,678) $  158,378
                                 =========   =========    =========   =========
Net income (loss) per limited
   partnership interest         $     (.56) $     5.36   $     (.62) $    21.03
                                 =========   =========    =========   =========
Distributions per limited
   partnership interest         $     2.39  $    10.27   $    13.66  $    38.16
                                 =========   =========    =========   =========


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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1998          $  13,848     $1,374,010     $1,387,858

    Distributions                      (1,040)      (102,911)      (103,951)

    Net loss                              (47)        (4,678)        (4,725)
                                     --------      ---------      ---------

Balance at September 30, 1998       $  12,761     $1,266,421     $1,279,182
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                     ------------------------
                                                        1998          1997
                                                     ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                 $   (4,725)   $  159,978
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                        90,025        78,796
        Gain on disposition of assets                       -            (800)
   Changes in assets and liabilities:
        Accounts receivable                              18,270        61,092
        Accounts payable                                  4,842         9,525
                                                      ---------     ---------
          Net cash provided by operating activities     108,412       308,591
                                                      ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                  (11,522)       (5,911)
   Proceeds from asset dispositions                         -             800
                                                      ---------     ---------
          Net cash used in investing activities         (11,522)       (5,111)
                                                      ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                      (103,951)     (290,256)
                                                      ---------     ---------
Net increase (decrease) in cash                          (7,061)       13,224
Cash at beginning of period                              87,423        79,564
                                                      ---------     ---------
Cash at end of period                                $   80,362    $   92,788
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1998 compared with nine months ended  September
   30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 32% to $332,065 from $490,257 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the nine months ended September 30, 1998, 18,483 barrels of oil, 6,214 barrels of natural gas liquids ("NGLs") and 22,942 mcf of gas were sold, or 28,521 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1997, 19,209 barrels of oil and 45,111 mcf of gas were sold, or 26,728 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and nine months ended September 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and nine months ended September 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.20, or 31%, from $19.79 for the nine months ended September 30, 1997 to $13.59 for the same period in 1998. The average price received per barrel of NGLs during the nine months ended September 30, 1998 was $7.21. The average price received per mcf of gas decreased 36% from $2.44 during the nine months ended September 30, 1997 to $1.57 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On October 30, 1998, the market price for West Texas intermediate crude was $13.33 per barrel. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $800 recognized during the nine months ended September 30, 1997 was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $340,332 for the nine months ended September 30, 1998 as compared to $335,468 for the same period in 1997, an increase of $4,864. This increase was due to an increase in depletion, offset by declines in general and administrative expenses ("G&A") and production costs.

Production costs were $239,607 for the nine months ended September 30, 1998 and $239,766 for the same period in 1997, resulting in a $159 decrease. The decrease was due to lower production taxes, offset by an increase in well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 37% from $16,906 for the nine months ended September 30, 1997 to $10,700 for the same period in 1998.

Depletion was $90,025 for the nine months ended September 30, 1998 compared to $78,796 for the same period in 1997, representing an increase of $11,229, or 14%. This increase was primarily attributable to a decrease in oil reserves during the period ended September 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 726 barrels for the period ended September 30, 1998 compared to the same period in 1997.

Three months ended September 30, 1998 compared with three months ended September
   30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 29% to $103,574 from $145,486 for the three months ended September 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended September 30, 1998, 5,909 barrels of oil, 2,477 barrels of NGLs and 8,373 mcf of gas were sold, or 9,782 BOEs. For the three months ended September 30, 1997, 6,195 barrels of oil and 15,309 mcf of gas were sold, or 8,747 BOEs.

The average price received per barrel of oil decreased $5.94, or 32%, from $18.37 for the three months ended September 30, 1997 to $12.43 for the same period in 1998. The average price received per barrel of NGLs during the three months ended September 30, 1998 was $6.76. The average price received per mcf of gas decreased 23% from $2.07 during the three months ended September 30, 1997 to $1.60 in 1998.

Costs and Expenses:

Total costs and expenses increased to $108,959 for the three months ended September 30, 1998 as compared to $106,169 for the same period in 1997, an increase of $2,790, or 3%. This increase was due to an increase in depletion, offset by declines in production costs and G&A.

Production costs were $70,626 for the three months ended September 30, 1998 and $73,715 for the same period in 1997, resulting in a $3,089 decrease, or 4%. The decrease was due to lower production taxes and ad valorem taxes, offset by an increase in well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 47% from $5,888 for the three months ended September 30, 1997 to $3,107 for the same period in 1998.

Depletion was $35,226 for the three months ended September 30, 1998 compared to $26,566 for the same period in 1997, representing an increase of $8,660, or 33%. This increase was primarily attributable to a decrease in oil reserves during the period ended September 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 286 barrels for the period ended September 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $200,179 during the nine months ended September 30, 1998 from the same period ended September 30, 1997. This decrease was primarily due to a decline in oil and gas sales receipts and an increase in G&A expenses paid, offset by a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1998 and 1997 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $800 were received during the nine months ended September 30, 1997 from the salvage of equipment on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1998 to cover distributions to the partners of $103,951 of which $1,040 was distributed to the managing general partner and $102,911 to the limited partners. For the same period ended September 30, 1997, cash was sufficient for distributions to the partners of $290,256 of which $2,903 was distributed to the managing general partner and $287,353 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Year 2000 Project Readiness

Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem. Theoretically, such computer programs and related technology could fail outright, or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

In proactive response to the Year 2000 problem, the managing general partner established a "Year 2000" project to assess, to the extent possible, the Partnership's and the managing general partner's internal Year 2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. The managing general partner has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

The assessment phase of the managing general partner's Year 2000 project is 85% complete and has included, but is not limited to, the following procedures:

o the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems;

o      the  assessment  of   non-information   technology  exposures,   such  as
       telecommunications systems, security systems, elevators and process control equipment;

o the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on the managing general partner and its Year 2000 problem;

o      the   implementation  of  processes   designed  to  reduce  the  risk  of
       reintroduction of Year 2000 problems into the managing general partner's systems and business processes; and,

o the formulation of contingency plans for mission-critical information technology systems.

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the managing general partner has distributed Year 2000 problem inquiries to over 500 entities and has received responses on approximately 10% of those inquiries.

The remedial phase of the managing general partner's Year 2000 project is approximately 40% complete, subject to the results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of the Artesia system upgrades by March 1999 and all other information technology systems by May 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of September 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.5 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of September 30, 1998, the managing general partner's total costs incurred on the Year 2000 problem were $1.5 million, of which $200 thousand were incurred to replace non-compliant systems. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses and such allocation should not be significant to the Partnership.

The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Partnership's results of operations and financial condition. The problems which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time. In the assessment phase of the managing general partner's Year 2000 project, contingency plans are being designed to mitigate the exposures noted above. However, given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                           PARKER & PARSLEY 90-C CONV., L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 9, 1998            By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer