Form 10-K405
period 1998-12-31
PARKER & PARSLEY 90-C CONV LP
filed 1999-03-26
CIK 882342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998


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

As of March 8, 1999, the number of outstanding limited partnership interests was 7,531. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

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

The principal markets during 1998 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1998, approximately 69% and 13% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc., respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 818 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA is responsible for all management functions.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 44 oil and gas wells. One well was sold and one well was plugged and abandoned due to uneconomical operations. At December 31, 1998, the Partnership had 42 producing oil and gas wells.
                                        3

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1998, 1997 and 1996 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership from time to time is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material to the Partnership.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 8, 1999, the Partnership had 7,531 outstanding limited partnership interests held of record by 509 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1998 and 1997, $130,281 and $357,952, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                1998         1997         1996         1995         1994
                             ----------   ----------   ----------   ----------   -----------
Operating results:
  Oil and gas sales          $  430,499   $  661,475   $  837,849   $  722,324   $   804,039
                              =========    =========    =========    =========    ==========
  Impairment of oil and
     gas properties          $  185,784   $   79,288   $      -     $   48,088   $       -
                              =========    =========    =========    =========    ==========
  Net income (loss)          $ (258,625)  $  105,740   $  359,349   $  163,626   $   152,612
                              =========    =========    =========    =========    ==========
  Allocation of net income
     (loss):
       Managing general
        partner              $   (2,586)  $    1,057   $    3,593   $    1,668   $     1,558
                              =========    =========    =========    =========    ==========
       Limited partners      $ (256,039)  $  104,683   $  355,756   $  161,958   $   151,054
                              =========    =========    =========    =========    ==========
  Limited partners' net
     income (loss) per
     limited partnership
     interest                $   (34.00)  $    13.90   $    47.24   $    21.51   $     20.06
                              =========    =========    =========    =========    ==========
  Limited partners' cash
     distributions per
     limited partnership
     interest                $    17.30   $    47.53   $    51.98   $    45.34   $     51.71
                              =========    =========    =========    =========    ==========
At year end:
  Total assets               $1,011,034   $1,411,804   $1,661,127   $1,728,891   $ 1,886,057
                              =========    =========    =========    =========    ==========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

1998 compared to 1997

The Partnership's 1998 oil and gas revenues decreased 35% to $430,499 from $661,475 in 1997. The decrease in revenues resulted from lower average prices received. In 1998, 24,493 barrels of oil, 8,694 barrels of natural gas liquids ("NGLs") and 30,348 mcf of gas were sold, or 38,245 barrel of oil equivalents ("BOEs"). In 1997, 25,817 barrels of oil, 3,661 barrels of NGLs and 50,304 mcf of gas were sold, or 37,862 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. Effective September 30, 1997, as a result of the merger with Mesa, the managing general partner accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the year ended December 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas produced prior to October 1997 was presented as a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.24, or 32%, from $19.48 in 1997 to $13.24 in 1998. The average price received per barrel of NGLs decreased $3.78, or 36%, from $10.58 in 1997 to $6.80 in 1998. The average price received per mcf of gas decreased 35% from $2.38 in 1997 to $1.55 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than received in 1998.

Total costs and expenses increased in 1998 to $693,871 compared to $562,477 in 1997, an increase of $131,394, or 23%. This increase was due to increases in impairment of oil and gas properties and depletion, offset by decreases in production costs and general and administrative expenses ("G&A").

Production costs were $314,363 in 1998 and $331,332 in 1997, resulting in a decrease of $16,969, or 5%. The decrease was due to declines in production and ad valorem taxes and workover expense, offset by an increase in well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period G&A decreased, in aggregate, 30% from $21,436 in 1997 to $15,084 in 1998. The Partnership paid the managing general partner $12,838 in 1998 and $17,703 in 1997 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. Declining commodity prices prompted impairment reviews in 1998 and 1997. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $185,784 and $79,288 related to its oil and gas properties during 1998 and 1997, respectively.

Depletion was $178,640 in 1998 compared to $130,421 in 1997. This represented an increase of $48,219, or 37%. This increase was primarily the result of a combination of factors that included a decline in proved reserves during 1998 due to the lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 1,324 barrels for the period ended December 31, 1998 compared to the same period in 1997.

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 21% to $661,475 from $837,849 in 1996. The decrease in revenues resulted from declines in production and lower average prices received. In 1997, 25,817 barrels of oil, 3,661 barrels of NGLs and 50,304 mcf of gas were sold, or 37,862 BOEs. In 1996, 30,485 barrels of oil and 64,557 mcf of gas were sold, or 41,245 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As is described above in "Results of Operations - 1998 compared to 1997", the Partnership changed its method of accounting for processed natural gas to a dry gas basis in the fourth quarter of 1997. As a result of this change, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, 1997 and 1996 separate product volumes are not comparable.

The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $2.40, or 11%, from $21.88 in 1996 to $19.48 in 1997. The average price received per barrel of NGLs during 1997 was $10.58. The average price received per mcf of gas decreased 10% from $2.65 in 1996 to $2.38 in 1997.
                                        7

A gain on disposition of assets of $800 was recognized during 1997 from credits received from the disposal of oil and gas equipment on one fully depleted well. Loss on disposition of assets of $6,508 was recognized during 1996 of which $6,674 was attributable to the sale of one gas well, offset by salvage income of $166 received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year and to credits received from the disposal of oil and gas equipment on fully depleted wells.

Total costs and expenses increased in 1997 to $562,477 compared to $477,266 in 1996, an increase of $85,211, or 18%. This increase was due to the impairment of oil and gas properties and depletion, offset by decreases in production costs and G&A.

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

The Partnership recognized a non-cash SFAS 121 impairment provision of $79,288 related to its oil and gas properties during the fourth quarter of 1997.

Depletion was $130,421 in 1997 compared to $112,781 in 1996. This represented an increase of $17,640 or 16%. This increase was primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production of 4,668 barrels for 1997 as compared to 1996.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1998, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased (effective April 1, 1998) 10.3%. The 1997 annual change in average weekly earnings increased by 2%. The 1996 index increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1998, the price per barrel for oil production similar to the Partnership's ranged from approximately $9.50 to $15.50. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1999. On March 8, 1999, the market price for West Texas intermediate crude was $11.00 per barrel. A continuation of the current commodity price environment will continue to have an adverse effect on the Partnership's revenues, operating cash flow and distributions and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $251,807 during the year ended December 31, 1998 from the year ended December 31, 1997, primarily attributable to declines in oil and gas sales receipts, offset by decreases in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The   Partnership's   investing   activities   during  1998  and  1997  included
expenditures related to equipment replacement on various oil and gas properties.

Proceeds from disposition of assets of $800 from the salvage of equipment on one fully depleted well were received during 1997.

Net Cash Used in Financing Activities

Cash was sufficient in 1998 for distributions to the partners of $131,597 of which $1,316 was distributed to the managing general partner and $130,281 to the limited partners. In 1997, cash was sufficient for distributions to the partners of $361,567 of which $3,615 was distributed to the managing general partner and $357,952 to the limited partners.

The  current   commodity   price   environment   will  continue  to  impact  the
distributions and could result in limited or no distributions to the partners.

Year 2000 Project Readiness

Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem. Theoretically, such computer programs and related technology could fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

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

The assessment phase of the managing general partner's Year 2000 project is at varying stages of completion as it pertains to information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the managing general partner estimates that the assessment phase is approximately 86% complete, on a worldwide basis, and has included, but is not limited to, the following procedures:

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

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the managing general partner has distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 37% of those inquiries.

The remedial phase of the managing general partner's Year 2000 project is also at varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the managing general partner estimates that the remedial phase is approximately 54% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed during July 1999. The managing general partner's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of the Artesia system upgrades by March 1999 and all other information technology systems and non-information technology remediation by the end of the third quarter of 1999.
                                       10

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. The managing general partner intends to use its working capital to pay for the costs of the Year 2000 projects. As of December 31, 1998, the managing general partner's total costs incurred on the Year 2000 problem were $1.8 million, of which $200 thousand were incurred to replace non-compliant systems. The managing general partner will allocate a portion of the costs of the Year 2000 programming charges to the Partnership in accordance with the general and administration allocation. (See Note 2 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".)

The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Partnership's results of operations and financial condition. The most likely worst case scenario which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

In the assessment phase of the managing general partner's Year 2000 project, contingency plans are being designed to mitigate the exposures to mission-critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

ITEM 8.         Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                          Page
                                                                          ----
Financial Statements of Parker & Parsley 90-C Conv., L.P:
  Independent Auditors' Report - Ernst & Young LLP....................      12
  Independent Auditors' Report - KPMG LLP.............................      13
  Balance Sheets as of December 31, 1998 and 1997.....................      14
  Statements of Operations for the Years Ended December 31,
    1998, 1997 and 1996...............................................      15
  Statements of Partners' Capital for the Years Ended
    December 31, 1998, 1997 and 1996..................................      16
  Statements of Cash Flows for the Years Ended December 31,
    1998, 1997 and 1996...............................................      17
  Notes to Financial Statements.......................................      18

                          INDEPENDENT AUDITORS' REPORT



The Partners
Parker & Parsley 90-C Conv., L.P.
  (A Delaware Limited Partnership):

We have audited the balance sheet of Parker & Parsley 90-C Conv., L.P. as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 90-C Conv., L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                 Ernst & Young LLP

Dallas, Texas
March 15, 1999

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 90-C Conv., L.P.
  (A Delaware Limited Partnership):

We have audited the financial statements of Parker & Parsley 90-C Conv., L.P. as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 90-C Conv., L.P. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



                                             KPMG LLP


Midland, Texas
March 20, 1998

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                    1998          1997
                                                -----------    ----------
                 ASSETS

Current assets:
  Cash                                          $    66,221    $    87,423
  Accounts receivable - oil and gas sales            41,400         69,891
                                                 ----------     ----------
         Total current assets                       107,621        157,314
                                                 ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method            5,765,217      5,751,870
Accumulated depletion                            (4,861,804)    (4,497,380)
                                                 ----------     ----------
         Net oil and gas properties                 903,413      1,254,490
                                                 ----------     ----------
                                                $ 1,011,034    $ 1,411,804
                                                 ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                  $    13,398    $    23,946

Partners' capital:
  Managing general partner                            9,946         13,848
  Limited partners (7,531 interests)                987,690      1,374,010
                                                 ----------     ----------
                                                    997,636      1,387,858
                                                 ----------     ----------
                                                $ 1,011,034    $ 1,411,804
                                                 ==========     ==========




              The accompanying notes are an integral part of these
                             financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31





                                             1998         1997         1996
                                          ---------    ---------    ---------
Revenues:
   Oil and gas                            $ 430,499    $ 661,475    $ 837,849
   Interest                                   4,747        5,942        5,274
   Gain (loss) on disposition of assets         -            800       (6,508)
                                           --------     --------     --------
                                            435,246      668,217      836,615
                                           --------     --------     --------
Costs and expenses:
   Oil and gas production                   314,363      331,332      337,193
   General and administrative                15,084       21,436       27,292
   Impairment of oil and gas properties     185,784       79,288          -
   Depletion                                178,640      130,421      112,781
                                           --------     --------     --------
                                            693,871      562,477      477,266
                                           --------     --------     --------
Net income (loss)                         $(258,625)   $ 105,740    $ 359,349
                                           ========     ========     ========
Allocation of net income (loss):
   Managing general partner               $  (2,586)   $   1,057    $   3,593
                                           ========     ========     ========
   Limited partners                       $(256,039)   $ 104,683    $ 355,756
                                           ========     ========     ========
Net income (loss) per limited
   partnership interest                   $  (34.00)   $   13.90    $   47.24
                                           ========     ========     ========




              The accompanying notes are an integral part of these
                             financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general      Limited
                                          partner      partners        Total
                                         ---------    ----------    ----------

Partners' capital at January 1, 1996     $  16,767    $1,662,989    $1,679,756
    Distributions                           (3,954)     (391,466)     (395,420)
    Net income                               3,593       355,756       359,349
                                          --------     ---------     ---------
Partners' capital at December 31, 1996      16,406     1,627,279     1,643,685
    Distributions                           (3,615)     (357,952)     (361,567)
    Net income                               1,057       104,683       105,740
                                          --------     ---------     ---------
Partners' capital at December 31, 1997      13,848     1,374,010     1,387,858
    Distributions                           (1,316)     (130,281)     (131,597)
    Net loss                                (2,586)     (256,039)     (258,625)
                                          --------     ---------     ---------
Partners' capital at December 31, 1998   $   9,946    $  987,690    $  997,636
                                          ========     =========     =========






              The accompanying notes are an integral part of these
                             financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                              1998        1997          1996
                                           ---------    ---------    ---------
Cash flows from operating activities:
 Net income (loss)                         $(258,625)   $ 105,740    $ 359,349
 Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Impairment of oil and gas properties   185,784       79,288          -
      Depletion                              178,640      130,421      112,781
      (Gain) loss on disposition of assets       -           (800)       6,508
 Changes in assets and liabilities:
      Accounts receivable                     28,491       54,396      (54,851)
      Accounts payable                       (10,548)       6,504      (31,693)
                                            --------     --------     --------
         Net cash provided by operating
           activities                        123,742      375,549      392,094
                                            --------     --------     --------
Cash flows from investing activities:
 Additions to oil and gas properties         (13,347)      (6,923)      (3,869)
 Proceeds from disposition of assets             -            800        4,608
                                            --------     --------     --------
         Net cash provided by (used in)
           investing activities              (13,347)      (6,123)         739
                                            --------     --------     --------
Cash flows from financing activities:
 Cash distributions to partners             (131,597)    (361,567)    (395,420)
                                            --------     --------     --------
Net increase (decrease) in cash              (21,202)       7,859       (2,587)
Cash at beginning of year                     87,423       79,564       82,151
                                            --------     --------     --------
Cash at end of year                        $  66,221    $  87,423    $  79,564
                                            ========     ========     ========



              The accompanying notes are an integral part of these
                             financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

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

         Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

         Net income  (loss) per  limited  partnership  interest - The net income
(loss) per limited partnership interest is calculated by using the number of outstanding limited partnership interests.

         Income taxes - A Federal income tax provision has not been included in the financial statements as the income of the Partnership is included in the individual Federal income tax returns of the respective partners.

         Statements of cash flows - For purposes of reporting cash flows, cash includes depository accounts held by banks.

         General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

         Reclassifications - Certain reclassifications may have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentations.

         Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 1998.

       Revenue recognition - The Partnership uses the entitlements method of accounting for crude oil and natural gas revenues.

       Reporting comprehensive income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss).

The Partnership has no items of other comprehensive income (loss), as defined by SFAS No. 130. Consequently, the provisions of SFAS No. 130 do not apply to the Partnership.

Note 3.     Impairment of long-lived assets

       In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. Based upon a decline in the Partnership's outlook for future commodity prices, the Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 1998, 1997 and 1996, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $185,784 and $79,288 related to its proved oil and gas properties during 1998 and 1997, respectively.

Note 4.      Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $64,114 greater than the tax basis at December 31, 1998.

       The following is a reconciliation of net income (loss) per statements of operations with the net income (loss) per Federal income tax returns for the years ended December 31:
                                                1998        1997         1996
                                              ---------   ---------   ---------
   Net income (loss) per statements of
     operations                               $(258,625)  $ 105,740   $ 359,349
   Depletion and depreciation provisions for
     tax reporting purposes (greater than)
     less than amounts for financial
     reporting purposes                          50,997     (98,399)   (121,400)
   Impairment of oil and gas properties
     for financial reporting purposes           185,784      79,288         -
   Other                                          1,870      (2,081)      6,706
                                               --------    --------    --------
        Net income (loss) per Federal
          income tax returns                  $ (19,974)  $  84,548   $ 244,655
                                               ========    ========    ========
Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                        1998         1997         1996
                                     ---------    ---------    ---------
       Development costs             $  13,347    $   6,123    $   3,704
                                      ========     ========     ========
                                       20

            Capitalized oil and gas properties consist of the following:

                                                    1998            1997
                                                 -----------    -----------
     Proved properties:
        Property acquisition costs               $   226,701    $   226,701
        Completed wells and equipment              5,538,516      5,525,169
                                                  ----------     ----------
                                                   5,765,217      5,751,870
     Accumulated depletion                        (4,861,804)    (4,497,380)
                                                  ----------     ----------
            Net capitalized costs                $   903,413    $ 1,254,490
                                                  ==========     ==========
Note 6.     Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                   1998        1997       1996
                                                 --------    -------    --------
    Payment of lease operating and supervision
       charges in accordance with standard
       industry operating agreements             $124,074    $128,942   $120,014
    Reimbursement of general and
       administrative expenses                   $ 12,838    $ 17,703   $ 24,441

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

Note 7.     Oil and gas information (unaudited)

       The following table represents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1998, 1997 and 1996 and changes in such quantities during the years then ended. Due to a change in the accounting policy of the managing general partner in 1997, the Partnership began accounting for processed natural gas production in two components: processed natural gas liquids ("NGLs") and dry residue gas. NGLs are reflected in "Oil and NGLs" in the table below. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                  Oil and NGLs        Gas
                                                     (bbls)          (mcf)
                                                  -----------      ----------
    Net proved reserves at January 1, 1996            386,827         964,462
    Revisions                                          95,644         258,581
    Sale of reserves                                     (126)        (18,702)
    Production                                        (30,485)        (64,557)
                                                  -----------      ----------
    Net proved reserves at December 31, 1996          451,860       1,139,784
    Revisions                                           2,219        (662,760)
    Production                                        (29,478)        (50,304)
                                                  -----------      ----------
    Net proved reserves at December 31, 1997          424,601         426,720
    Revisions                                        (204,124)       (171,338)
    Production                                        (33,187)        (30,348)
                                                  -----------      ----------
    Net proved reserves at December 31, 1998          187,290         225,034
                                                  ===========      ==========

       As of December 31, 1998, the estimated present value of future net revenues of proved reserves, calculated using December 31, 1998 prices of $10.61 per barrel of oil, $5.48 per barrel of NGLs and $1.41 per mcf of gas, discounted at 10% was approximately $301,000 and undiscounted was $417,000.

       Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Partnership's proved reserves. The Partnership emphasizes that reserve estimates are inherently imprecise and, accordingly, the estimates are expected to change as future information becomes available.
                                       22

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:
                                                    1998       1997       1996
                                                  --------   --------   --------
              Genesis Crude Oil, L.P.                69%        69%        73%
              Western Gas Resources, Inc.            13%        12%         8%

       At December 31, 1998, the amounts receivable from Genesis Crude Oil, L.P. and Western Gas Resources, Inc. were $18,361 and $8,629, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       The Partnership's share of oil and gas production is sold to various purchasers. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production.

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

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Program and Partnership affairs. As managing general partner and operator of the Partnership's properties, all production expenses are incurred by Pioneer USA and billed to the Partnership and a portion of revenue is initially received by Pioneer USA prior to being paid to the Partnership. Under the Partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.
                             Age at
                          December 31,
        Name                  1998                      Position
        ----              ------------                  --------
Scott D. Sheffield             46         President and Director

Timothy L. Dove                42         Executive Vice President and Director

Dennis E. Fagerstone           49         Executive Vice President and Director

Mark L. Withrow                51         Executive Vice President, General
                                            Counsel and Director

M. Garrett Smith               37         Executive Vice President, Chief
                                            Financial Officer and Director

Mel Fischer (a)                64         Executive Vice President

Lon C. Kile                    43         Executive Vice President

Rich Dealy                     32         Vice President and Chief Accounting
                                            Officer

(a) Mr. Fischer was a director and officer until his retirement from Pioneer and Pioneer USA on February 19, 1999.

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

         Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from February 1997 to August 1997. Mr. Fischer retired from Pioneer and Pioneer USA effective February 15, 1999. He worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as

President, Occidental International Exploration and Production Company in March 1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

         Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Arthur Young.

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

Pioneer USA's current executive officers and other employees are general partners of EMPL which serves as a co-general partner of the Program. Under this arrangement, EMPL pays approximately 2.5% of the Partnership's acquisition, drilling and completion costs and approximately 3.75% during the first three years and approximately 5% after three years of its operating and general and administrative expenses. In return, EMPL is allocated approximately 3.75% during the first three years and approximately 5% after three years of the Partnership's revenues. EMPL does not receive any fees or reimbursements from the Partnership.
                                       27

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 30 limited partner interests at January 1, 1999.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                             1998        1997        1996
                                           --------    --------    --------
    Payment of lease operating and
       supervision charges in accordance
       with standard industry operating
       agreements                          $124,074    $128,942    $120,014

    Reimbursement of general and
       administrative expenses             $ 12,838    $ 17,703    $ 24,441

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

           The following are filed as part of this annual report:

                Independent Auditors' Report - Ernst & Young LLP

                Independent Auditors' Report - KPMG LLP

                Balance sheets as of December 31, 1998 and 1997

                Statements of operations for the years ended December 31, 1998,
                  1997 and 1996

                Statements of partners' capital for the years ended December 31,
                  1998, 1997 and 1996

                Statements of cash flows for the years ended December 31, 1998,
                   1997 and 1996

                Notes to financial statements

      2.   Financial statement schedules

           All financial statement schedules have been omitted since the required information is in the financial statements or notes thereto, or is not applicable nor required.

(b)   Reports on Form 8-K

None.

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

Dated: March 26, 1999             By:     Pioneer Natural Resources USA, Inc.
                                            Managing General Partner


                                          By:   /s/ Scott D. Sheffield
                                              --------------------------------
                                                Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield      President and Director of             March 26, 1999
------------------------    Pioneer USA
Scott D. Sheffield


/s/ Timothy L. Dove         Executive Vice President and          March 26, 1999
------------------------    Director of Pioneer USA
Timothy L. Dove


/s/ Dennis E. Fagerstone    Executive Vice President and          March 26, 1999
------------------------    Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow         Executive Vice President, General     March 26, 1999
------------------------    Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ M. Garrett Smith        Executive Vice President, Chief       March 26, 1999
------------------------    Financial Officer and Director
M. Garrett Smith            of Pioneer USA


/s/ Lon C. Kile             Executive Vice President of           March 26, 1999
------------------------    Pioneer USA
Lon C. Kile


/s/ Rich Dealy              Vice President and Chief Accounting   March 26, 1999
------------------------    Officer of Pioneer USA
Rich Dealy
                                       30

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