Form 10-Q
period 1999-06-30
PARKER & PARSLEY 90-C CONV LP
filed 1999-08-10
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $    78,398     $    66,221
  Accounts receivable - oil and gas sales              61,696          41,400
                                                   ----------      ----------
         Total current assets                         140,094         107,621
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,773,448       5,765,217
Accumulated depletion                              (4,918,294)     (4,861,804)
                                                   ----------      ----------
         Net oil and gas properties                   855,154         903,413
                                                   ----------      ----------
                                                  $   995,248     $ 1,011,034
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    22,933     $    13,398

Partners' capital:
  Managing general partner                              9,693           9,946
  Limited partners (7,531 interests)                  962,622         987,690
                                                   ----------      ----------
                                                      972,315         997,636
                                                   ----------      ----------
                                                  $   995,248     $ 1,011,034
                                                   ==========      ==========



   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 107,431   $ 108,532   $ 198,577   $ 228,491
   Interest                             784       1,150       1,482       2,434
                                   --------    --------    --------    --------
                                    108,215     109,682     200,059     230,925
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            85,308      88,012     154,559     168,981
   General and administrative         3,635       3,608       7,085       7,593
   Depletion                         16,722      26,902      56,490      54,799
                                   --------    --------    --------    --------
                                    105,665     118,522     218,134     231,373
                                   --------    --------    --------    --------
Net income (loss)                 $   2,550   $  (8,840)  $ (18,075)  $    (448)
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $      25   $     (88)  $    (181)  $      (4)
                                   ========    ========    ========    ========
   Limited partners               $   2,525   $  (8,752)  $ (17,894)  $    (444)
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $     .33   $   (1.16)  $   (2.38)  $    (.06)
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $     -     $    3.59   $     .95   $   11.27
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                        Managing
                                        general        Limited
                                        partner        partners         Total
                                       ----------     ----------     ----------


Balance at January 1, 1999             $    9,946     $  987,690     $  997,636

    Distributions                             (72)        (7,174)        (7,246)

    Net loss                                 (181)       (17,894)       (18,075)
                                        ---------      ---------      ---------

Balance at June 30, 1999               $    9,693     $  962,622     $  972,315
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six months ended
                                                              June 30,
                                                     -------------------------
                                                         1999           1998
                                                     ----------     ----------
Cash flows from operating activities:
  Net loss                                           $  (18,075)    $     (448)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depletion                                        56,490         54,799
  Changes in assets and liabilities:
        Accounts receivable                             (20,296)        24,039
        Accounts payable                                  9,535          2,322
                                                      ---------      ---------
         Net cash provided by operating activities       27,654         80,712
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (8,231)        (6,919)

Cash flows used in financing activities:
  Cash distributions to partners                         (7,246)       (85,723)
                                                      ---------      ---------
Net increase (decrease) in cash                          12,177        (11,930)
Cash at beginning of period                              66,221         87,423
                                                      ---------      ---------
Cash at end of period                                $   78,398     $   75,493
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 13% to $198,577 from $228,491 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 11,520 barrels of oil, 4,114 barrels of natural gas liquids ("NGLs") and 13,600 mcf of gas were sold, or

17,901 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 12,574 barrels of oil, 3,737 barrels of NGLs and 14,569 mcf of gas were sold, or 18,739 BOEs.

The average price received per barrel of oil decreased $1.02, or 7%, from $14.14 for the six months ended June 30, 1998 to $13.12 for the same period in 1999. The average price received per barrel of NGLs decreased 12% from $7.51 during the six months ended June 30, 1998 to $6.63 for the same period in 1999. The average price received per mcf of gas decreased 5% from $1.56 during the six months ended June 30, 1998 to $1.48 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $218,134 for the six months ended June 30, 1999 as compared to $231,373 for the same period in 1998, a decrease of $13,239, or 6%. This decrease was due to declines in production costs and general and administrative expenses, ("G&A"), offset by an increase in depletion.

Production costs were $154,559 for the six months ended June 30, 1999 and $168,981 for the same period in 1998, resulting in a $14,422 decrease, or 9%. The decrease was due to lower well maintenance costs and declines in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 7% from $7,593 for the six months ended June 30, 1998 to $7,085 for the same period in 1999.

Depletion was $56,490 for the six months ended June 30, 1999 compared to $54,799 for the same period in 1998, an increase of $1,691, or 3%. This increase was the result of a combination of factors that included a decline in proved reserves during the period ended March 31, 1999 due to reserve revisions and lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998 and a reduction in oil production of 1,054 barrels for the six months ended June 30, 1999 compared to the same period in 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased to $107,431 from $108,532 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from declines in production, offset by higher average prices received. For the three months ended June 30, 1999, 5,499 barrels of oil, 2,209 barrels of NGLs and 6,284 mcf of gas were sold, or 8,755 BOEs. For the three months ended June 30, 1998, 6,135 barrels of oil, 1,914 barrels of NGLs and 6,742 mcf of gas were sold, or 9,173 BOEs.

The average price received per barrel of oil increased $1.07, or 8%, from $13.44 for the three months ended June 30, 1998 to $14.51 for the same period in 1999. The average price received per barrels of NGLs increased slightly from $7.96 during the three months ended June 30, 1998 to $7.98 for the same period in 1999. The average price received per mcf of gas decreased slightly from $1.61 during the three months ended June 30, 1998 to $1.59 in 1999.

Costs and Expenses:

Total costs and expenses decreased to $105,665 for the three months ended June 30, 1999 as compared to $118,522 for the same period in 1998, a decrease of $12,857, or 11%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $85,308 for the three months ended June 30, 1999 and $88,012 for the same period in 1998, resulting in a $2,704 decrease, or 3%. The decrease was due to lower well maintenance costs, production taxes and ad valorem taxes.

During this period, G&A increased slightly from $3,608 for the three months ended June 30, 1998 to $3,635 for the same period in 1999.

Depletion was $16,722 for the three months ended June 30, 1999 compared to $26,902 for the same period in 1998, a decrease of $10,180, or 38%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 636 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from changes taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $53,058 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was due to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1999 and 1998 were for expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $7,246 of which $72 was distributed to the managing general partner and $7,174 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $85,723 of which $858 was distributed to the managing general partner and $84,865 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                           PARKER & PARSLEY 90-C CONV., L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 10, 1999           By:      /s/ Rich Dealy
                                           ------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer