Form 10-Q
period 2000-06-30
PARKER & PARSLEY 90-C CONV LP
filed 2000-08-09
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-26097-10

                        PARKER & PARSLEY 90-C CONV., L.P.
             (Exact name of Registrant as specified in its charter)


                   Delaware                              75-2347264
    -----------------------------------------       ---------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                      Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2000 and
               December 31, 1999....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2000 and 1999...................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2000...................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2000 and 1999................................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   10

            27.1   Financial Data Schedule

            Signatures..............................................   11

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                    June 30,       December 31,
                                                      2000            1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   112,980     $   107,295
  Accounts receivable - oil and gas sales               93,280          79,853
                                                    ----------      ----------
         Total current assets                          206,260         187,148
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,791,073       5,775,729
Accumulated depletion                               (4,974,930)     (4,948,614)
                                                    ----------      ----------
         Net oil and gas properties                    816,143         827,115
                                                    ----------      ----------
                                                   $ 1,022,403     $ 1,014,263
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    23,967     $    16,718

Partners' capital:
  Managing general partner                               9,954           9,945
  Limited partners (7,531 interests)                   988,482         987,600
                                                    ----------      ----------
                                                       998,436         997,545
                                                    ----------      ----------
                                                   $ 1,022,403     $ 1,014,263
                                                    ==========      ==========


   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   Three months ended       Six months ended
                                        June 30,                 June 30,
                                 ---------------------   ---------------------
                                    2000        1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                   $ 221,187   $ 107,431   $ 414,898   $ 198,577
   Interest                          1,946         784       3,443       1,482
                                  --------    --------    --------    --------
                                   223,133     108,215     418,341     200,059
                                  --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           77,437      85,308     161,148     154,559
   General and administrative        7,156       3,635      13,090       7,085
   Depletion                        12,574      16,722      26,316      56,490
                                  --------    --------    --------    --------
                                    97,167     105,665     200,554     218,134
                                  --------    --------    --------    --------
Net income (loss)                $ 125,966   $   2,550   $ 217,787   $ (18,075)
                                  ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner      $   1,260   $      25   $   2,178   $    (181)
                                  ========    ========    ========    ========
   Limited partners              $ 124,706   $   2,525   $ 215,609   $ (17,894)
                                  ========    ========    ========    ========
Net income (loss) per limited
   partnership interest          $   16.56   $     .33   $   28.63   $   (2.38)
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                      Managing
                                      general       Limited
                                      partner       partners         Total
                                     ---------     ----------     ----------

Balance at January 1, 2000           $   9,945     $  987,600     $  997,545

    Distributions                       (2,169)      (214,727)      (216,896)

    Net income                           2,178        215,609        217,787
                                      --------      ---------      ---------

Balance at June 30, 2000             $   9,954     $  988,482     $  998,436
                                      ========      =========      =========






         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six months ended
                                                              June 30,
                                                       -----------------------
                                                          2000         1999
                                                       ---------    ----------
Cash flows from operating activities:
  Net income (loss)                                    $ 217,787    $  (18,075)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                         26,316        56,490
  Changes in assets and liabilities:
        Accounts receivable                              (13,427)      (20,296)
        Accounts payable                                   7,249         9,535
                                                        --------     ---------
           Net cash provided by operating activities     237,925        27,654
                                                        --------     ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                    (15,344)       (8,231)

Cash flows used in financing activities:
  Cash distributions to partners                        (216,896)       (7,246)
                                                        --------     ---------
Net increase in cash                                       5,685        12,177
Cash at beginning of period                              107,295        66,221
                                                        --------     ---------
Cash at end of period                                  $ 112,980    $   78,398
                                                        ========     =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 109% to $414,898 for the six months ended June 30, 2000 as compared to $198,577 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the six months ended June 30, 2000, 11,959 barrels of oil, 4,427 barrels of natural gas liquids ("NGLs") and 14,092 mcf of gas were sold, or 18,735 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 11,520 barrels of oil, 4,114 barrels of NGLs and 13,600 mcf of gas were sold, or 17,901 BOEs.

The average price received per barrel of oil increased $14.34, or 109%, from $13.12 for the six months ended June 30, 1999 to $27.46 for the same period in 2000. The average price received per barrel of NGLs increased $6.17, or 93%, from $6.63 during the six months ended June 30, 1999 to $12.80 for the same period in 2000. The average price received per mcf of gas increased 43% from $1.48 during the six months ended June 30, 1999 to $2.11 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $200,554 for the six months ended June 30, 2000 as compared to $218,134 for the same period in 1999, a decrease of $17,580, or 8%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $161,148 for the six months ended June 30, 2000 and $154,559 for the same period in 1999, resulting in a $6,589 increase, or 4%. The increase was the result of higher production taxes due to higher oil and gas prices, offset by a decline in well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 85% from $7,085 for the six months ended June 30, 1999 to $13,090 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $26,316 for the six months ended June 30, 2000 compared to $56,490 for the same period in 1999, a decrease of $30,174, or 53%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 439 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 106% to $221,187 for the three months ended June 30, 2000 as compared to $107,431 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 2000, 6,157 barrels of oil, 2,484 barrels of NGLs and 7,658 mcf of gas were sold, or 9,917 BOEs. For the three months ended June 30, 1999, 5,499 barrels of oil, 2,209 barrels of NGLs and 6,284 mcf of gas were sold, or 8,755 BOEs.

The average price received per barrel of oil increased $13.24, or 91%, from $14.51 for the three months ended June 30, 1999 to $27.75 for the same period in 2000. The average price received per barrels of NGLs increased $4.70, or 59%, from $7.98 during the three months ended June 30, 1999 to $12.68 for the same period in 2000. The average price received per mcf of gas increased 53% from $1.59 during the three months ended June 30, 1999 to $2.44 for the same period in 2000.

Costs and Expenses:

Total costs and expenses decreased to $97,167 for the three months ended June 30, 2000 as compared to $105,665 for the same period in 1999, a decrease of $8,498, or 8%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $77,437 for the three months ended June 30, 2000 and $85,308 for the same period in 1999, resulting in a $7,871 decrease, or 9%. The decrease was the result of lower well maintenance costs, offset by higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 97% from $3,635 for the three months ended June 30, 1999 to $7,156 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $12,574 for the three months ended June 30, 2000 compared to $16,722 for the same period in 1999, a decrease of $4,148, or 25%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, offset by an increase in oil production of 658 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $210,271 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase of $225,151 in oil and gas sales receipts, offset by increases in operating costs paid of $8,251 and G&A expenses paid of $6,629.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 and 1999 were for expenditures related to equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $216,896, of which $2,169 was distributed to the managing general partner and $214,727 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $7,246, of which $72 was distributed to the managing general partner and $7,174 to the limited partners.

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

                                           PARKER & PARSLEY 90-C CONV., L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner

Dated:  August 9, 2000             By:     /s/ Rich Dealy
                                           ----------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer