Form 10-Q
period 2000-09-30
PARKER & PARSLEY 90-C CONV LP
filed 2000-11-08
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-26097-10


                        PARKER & PARSLEY 90-C CONV., L.P.
                       -----------------------------------
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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                       Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   10

            27.1   Financial Data Schedule

            Signatures................................................   11

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
   Cash                                            $   122,448     $   107,295
   Accounts receivable - oil and gas sales             111,038          79,853
                                                    ----------      ----------
            Total current assets                       233,486         187,148
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              5,791,530       5,775,729
Accumulated depletion                               (4,987,271)     (4,948,614)
                                                    ----------      ----------
            Net oil and gas properties                 804,259         827,115
                                                    ----------      ----------
                                                   $ 1,037,745     $ 1,014,263
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    30,298     $    16,718

Partners' capital:
   Managing general partner                             10,044           9,945
   Limited partners (7,531 interests)                  997,403         987,600
                                                    ----------      ----------
                                                     1,007,447         997,545
                                                    ----------      ----------
                                                   $ 1,037,745     $ 1,014,263
                                                    ==========      ==========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended         Nine months ended
                                     September 30,              September 30,
                                ----------------------    ----------------------
                                   2000         1999         2000         1999
                                ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                  $ 256,283    $ 154,893    $ 671,181    $ 353,470
   Interest                         2,546        1,147        5,989        2,629
                                 --------     --------     --------     --------
                                  258,829      156,040      677,170      356,099
                                 --------     --------     --------     --------
Costs and expenses:
   Oil and gas production          84,096       65,985      245,244      220,544
   General and administrative       8,742        6,341       21,832       13,426
   Depletion                       12,341       15,793       38,657       72,283
                                 --------     --------     --------     --------
                                  105,179       88,119      305,733      306,253
                                 --------     --------     --------     --------
Net income                      $ 153,650    $  67,921    $ 371,437    $  49,846
                                 ========     ========     ========     ========
Allocation of net income:
   Managing general partner     $   1,536    $     679    $   3,714    $     498
                                 ========     ========     ========     ========
   Limited partners             $ 152,114    $  67,242    $ 367,723    $  49,348
                                 ========     ========     ========     ========
Net income per limited
   partnership interest         $   20.20    $    8.93    $   48.83    $    6.55
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general        Limited
                                        partner        partners       Total
                                       -----------    ----------    ----------

Balance at January 1, 2000             $   9,945      $  987,600    $  997,545

    Distributions                         (3,615)       (357,920)     (361,535)

    Net income                             3,714         367,723       371,437
                                        --------       ---------     ---------

Balance at September 30, 2000          $  10,044      $  997,403    $1,007,447
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                         Nine months ended
                                                           September 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  371,437    $   49,846
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         38,657        72,283
   Changes in assets and liabilities:
        Accounts receivable                              (31,185)      (34,960)
        Accounts payable                                  13,580        11,011
                                                       ---------     ---------
          Net cash provided by operating activities      392,489        98,180
                                                       ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                   (15,801)       (9,700)

Cash flows used in financing activities:
   Cash distributions to partners                       (361,535)      (54,832)
                                                       ---------     ---------
Net increase in cash                                      15,153        33,648
Cash at beginning of period                              107,295        66,221
                                                       ---------     ---------
Cash at end of period                                 $  122,448    $   99,869
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 90% to $671,181 for the nine months ended September 30, 2000 as compared to $353,470 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 2000, 17,723 barrels of oil, 7,280 barrels of natural gas liquids ("NGLs") and 25,305 mcf of gas were sold, or 29,221 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 17,502 barrels of oil, 6,463 barrels of NGLs and 21,288 mcf of gas were sold, or 27,513 BOEs.

The average price received per barrel of oil increased $13.20, or 87%, from $15.19 for the nine months ended September 30, 1999 to $28.39 for the same period in 2000. The average price received per barrel of NGLs increased $5.95, or 73%, from $8.13 during the nine months ended September 30, 1999 to $14.08 for the same period in 2000. The average price received per mcf of gas increased 57% from $1.65 during the nine months ended September 30, 1999 to $2.59 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses decreased to $305,733 for the nine months ended September 30, 2000 as compared to $306,253 for the same period in 1999, a decrease of $520. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $245,244 for the nine months ended September 30, 2000 and $220,544 for the same period in 1999, resulting in an increase of $24,700, or 11%. The increase was primarily due to higher production taxes of $22,689 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 63% from $13,426 for the nine months ended September 30, 1999 to $21,832 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $38,657 for the nine months ended September 30, 2000 compared to $72,283 for the same period in 1999, representing a decrease of $33,626, or 47%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 221 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 65% to $256,283 for the three months ended September 30, 2000 as compared to $154,893 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 5,764 barrels of oil, 2,853 barrels of NGLs and 11,213 mcf of gas were sold, or 10,486

BOEs. For the three months ended September 30, 1999, 5,982 barrels of oil, 2,349 barrels of NGLs and 7,688 mcf of gas were sold, or 9,612 BOEs.

The average price received per barrel of oil increased $11.13, or 58%, from $19.17 for the three months ended September 30, 1999 to $30.30 for the same period in 2000. The average price received per barrel of NGLs increased $5.33, or 50%, from $10.74 during the three months ended September 30, 1999 to $16.07 for the same period in 2000. The average price received per mcf of gas increased 64% from $1.94 during the three months ended September 30, 1999 to $3.19 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $105,179 for the three months ended September 30, 2000 as compared to $88,119 for the same period in 1999, an increase of $17,060, or 19%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $84,096 for the three months ended September 30, 2000 and $65,985 for the same period in 1999, resulting in an $18,111 increase, or 27%. The increase was primarily due to higher production taxes of $8,518 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $4,440.

During this period, G&A increased, in aggregate, 38% from $6,341 for the three months ended September 30, 1999 to $8,742 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $12,341 for the three months ended September 30, 2000 compared to $15,793 for the same period in 1999, representing a decrease of $3,452, or 22%. This decrease was primarily attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 218 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $294,309 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $324,846, offset by increases in production costs paid of $21,119 and G&A expenses paid of $9,418.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were for expenditures related to equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $361,535, of which $3,615 was distributed to the managing general partner and $357,920 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $54,832, of which $548 was distributed to the managing general partner and $54,284 to the limited partners.


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


                                           PARKER & PARSLEY 90-C CONV., L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 8, 2000           By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer