Form 10-Q
period 2001-03-31
PARKER & PARSLEY 90-C CONV LP
filed 2001-05-11
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-26097-10


                        PARKER & PARSLEY 90-C CONV., L.P.
             (Exact name of Registrant as specified in its charter)

                         Delaware                          75-2347264
            ----------------------------------       ---------------------
             (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................    9

            Signatures...............................................   10

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    March 31,     December 31,
                                                      2001           2000
                                                   -----------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                            $    94,712    $   106,593
   Accounts receivable - oil and gas sales             108,558        119,396
                                                    ----------     ----------
         Total current assets                          203,270        225,989
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              5,800,209      5,798,493
Accumulated depletion                               (5,014,101)    (5,000,618)
                                                    ----------     ----------
         Net oil and gas properties                    786,108        797,875
                                                    ----------     ----------
                                                   $   989,378    $ 1,023,864
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable:
     Affiliate                                     $    17,547    $    14,074
     Other                                               7,812            -
                                                    ----------     ----------
                                                        25,359         14,074
                                                    ----------     ----------
Partners' capital:
   Managing general partner                              9,609         10,067
   Limited partners (7,531 interests)                  954,410        999,723
                                                    ----------     ----------
                                                       964,019      1,009,790
                                                    ----------     ----------
                                                   $   989,378    $ 1,023,864
                                                    ==========     ==========


  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Revenues:
  Oil and gas                                        $  230,925     $  193,711
  Interest                                                1,788          1,497
                                                      ---------      ---------
                                                        232,713        195,208
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                 95,640         83,711
  General and administrative                              8,175          5,934
  Depletion                                              13,483         13,742
                                                      ---------      ---------
                                                        117,298        103,387
                                                      ---------      ---------
Net income                                           $  115,415     $   91,821
                                                      =========      =========
Allocation of net income:
  Managing general partner                           $    1,154     $      918
                                                      =========      =========
  Limited partners                                   $  114,261     $   90,903
                                                      =========      =========
Net income per limited partnership interest          $    15.17     $    12.07
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          Managing
                                          general       Limited
                                          partner       partners       Total
                                         ----------    ----------    ----------


Balance at January 1, 2001               $   10,067    $  999,723    $1,009,790

    Distributions                            (1,612)     (159,574)     (161,186)

    Net income                                1,154       114,261       115,415
                                          ---------     ---------     ---------

Balance at March 31, 2001                $    9,609    $  954,410    $  964,019
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  115,415    $   91,821
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           13,483        13,742
   Changes in assets and liabilities:
       Accounts receivable                                 10,838         3,534
       Accounts payable                                    11,285         2,095
                                                        ---------     ---------
         Net cash provided by operating activities        151,021       111,192
                                                        ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                     (1,716)       (6,883)

Cash flows used in financing activities:
   Cash distributions to partners                        (161,186)     (103,576)
                                                        ---------     ---------
Net increase (decrease) in cash                           (11,881)          733
Cash at beginning of period                               106,593       107,295
                                                        ---------     ---------
Cash at end of period                                  $   94,712    $  108,028
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 19% to $230,925 for the three months ended March 31, 2001 as compared to $193,711 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2001, 5,811 barrels of oil, 859 barrels of natural gas liquids ("NGLs") and 8,151 mcf of gas were sold, or 8,029 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 5,802 barrels of oil, 1,943 barrels of NGLs and 6,434 mcf of gas were sold, or 8,817 BOEs.

The average price received per barrel of oil increased $.92, or 3%, from $27.16 for the three months ended March 31, 2000 to $28.08 for the same period in 2001. The average price received per barrel of NGLs increased $6.00, or 46%, from $12.95 for the three months ended March 31, 2000 to $18.95 for the same period in 2001. The average price received per mcf of gas increased 270% from $1.71 during the three months ended March 31, 2000 to $6.33 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses increased to $117,298 for the three months ended March 31, 2001 as compared to $103,387 for the same period in 2000, an increase of $13,911, or 13%. This increase was primarily due increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $95,640 for the three months ended March 31, 2001 and $83,711 for the same period in 2000, resulting in an increase of $11,929, or 14%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes associated with higher oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 38% from $5,934 for the three months ended March 31, 2000 to $8,175 for the same period in 2001 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Depletion was $13,483 for the three months ended March 31, 2001 as compared to $13,742 for the same period in 2000, a decrease of $259, or 2%. This decrease was primarily due to positive revisions to proved reserves on one well during the three months ended March 31, 2001.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $39,829 during the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $37,505 in oil and gas sales receipts and a reduction in working capital of $16,494, offset by increases in production costs of $11,929 and G&A expenses of $2,241. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $46,902 to oil and gas receipts, offset by $9,397 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2001 and 2000 related to expenditures for upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $161,186, of which $1,612 was distributed to the managing general partner and $159,574 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $103,576, of which $1,036 was distributed to the managing general partner and $102,540 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                          PARKER & PARSLEY 90-C CONV., L.P.


                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner



Dated:  May 11, 2001             By:      /s/ Rich Dealy
                                          -----------------------------------
                                          Rich Dealy, Vice President
                                            and Chief Accounting Officer