Form 10-Q
period 2001-06-30
PARKER & PARSLEY 90-C CONV LP
filed 2001-08-07
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-26097-10


                        PARKER & PARSLEY 90-C CONV., L.P.
             (Exact name of Registrant as specified in its charter)


                           Delaware                           75-2347264
            -----------------------------------------    ---------------------
                (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)           Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000.................................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                     June 30,     December 31,
                                                       2001          2000
                                                   -----------    -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   221,203    $   106,593
  Accounts receivable - oil and gas sales               89,315        119,396
                                                    ----------     ----------
         Total current assets                          310,518        225,989
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,801,749      5,798,493
Accumulated depletion                               (5,028,486)    (5,000,618)
                                                    ----------     ----------
         Net oil and gas properties                    773,263        797,875
                                                    ----------     ----------
                                                   $ 1,083,781    $ 1,023,864
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    23,477    $    14,074

Partners' capital:
  Managing general partner                              10,572         10,067
  Limited partners (7,531 interests)                 1,049,732        999,723
                                                    ----------     ----------
                                                     1,060,304      1,009,790
                                                    ----------     ----------
                                                   $ 1,083,781    $ 1,023,864
                                                    ==========     ==========





   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended        Six months ended
                                       June 30,                  June 30,
                                ----------------------    ----------------------
                                   2001         2000        2001         2000
                                ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                  $ 213,193    $ 221,187    $ 444,118    $ 414,898
   Interest                         1,624        1,946        3,412        3,443
                                 --------     --------     --------     --------
                                  214,817      223,133      447,530      418,341
                                 --------     --------     --------     --------
Costs and expenses:
   Oil and gas production          97,643       77,437      193,283      161,148
   General and administrative       6,504        7,156       14,679       13,090
   Depletion                       14,385       12,574       27,868       26,316
                                 --------     --------     --------     --------
                                  118,532       97,167      235,830      200,554
                                 --------     --------     --------     --------
Net income                      $  96,285    $ 125,966    $ 211,700    $ 217,787
                                 ========     ========     ========     ========
Allocation of net income:
   Managing general partner     $     963    $   1,260    $   2,117    $   2,178
                                 ========     ========     ========     ========
   Limited partners             $  95,322    $ 124,706    $ 209,583    $ 215,609
                                 ========     ========     ========     ========
Net income per limited
   partnership interest         $   12.66    $   16.56    $   27.83    $   28.63
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                        Managing
                                        general      Limited
                                        partner      partners       Total
                                       ---------    ----------    ----------


Balance at January 1, 2001             $  10,067    $  999,723    $1,009,790

    Distributions                         (1,612)     (159,574)     (161,186)

    Net income                             2,117       209,583       211,700
                                        --------     ---------     ---------

Balance at June 30, 2001               $  10,572    $1,049,732    $1,060,304
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Cash flows from operating activities:
  Net income                                          $  211,700     $  217,787
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         27,868         26,316
  Changes in assets and liabilities:
        Accounts receivable                               30,081        (13,427)
        Accounts payable                                   9,403          7,249
                                                       ---------      ---------
         Net cash provided by operating activities       279,052        237,925
                                                       ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                     (3,256)       (15,344)

Cash flows used in financing activities:
  Cash distributions to partners                        (161,186)      (216,896)
                                                       ---------      ---------
Net increase in cash                                     114,610          5,685
Cash at beginning of period                              106,593        107,295
                                                       ---------      ---------
Cash at end of period                                 $  221,203     $  112,980
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 7% to $444,118 for the six months ended June 30, 2001 as compared to $414,898 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the six months ended June 30, 2001, 11,505 barrels of oil, 2,477 barrels of natural gas liquids ("NGLs") and 17,805 mcf of gas were sold, or 16,950 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 11,959 barrels of oil, 4,427 barrels of NGLs and 14,092 mcf of gas were sold, or 18,735 BOEs.

The average price received per barrel of oil increased slightly from $27.46 for the six months ended June 30, 2000 to $27.55 for the same period in 2001. The average price received per barrel of NGLs increased $3.24, or 25%, from $12.80 during the six months ended June 30, 2000 to $16.04 for the same period in 2001. The average price received per mcf of gas increased 133% from $2.11 during the six months ended June 30, 2000 to $4.91 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $235,830 for the six months ended June 30, 2001 as compared to $200,554 for the same period in 2000, an increase of $35,276, or 18%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $193,283 for the six months ended June 30, 2001 and $161,148 for the same period in 2000, resulting in a $32,135 increase, or 20%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 12% from $13,090 for the six months ended June 30, 2000 to $14,679 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $27,868 for the six months ended June 30, 2001 as compared to $26,316 for the same period in 2000, an increase of $1,552, or 6%. This increase was the result of a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 454 barrels for the six months ended June 30, 2001 compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 4% to $213,193 for the three months ended June 30, 2001 as compared to $221,187 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 5,694 barrels of oil, 1,618 barrels of NGLs and 9,654 mcf of gas were sold, or 8,921 BOEs. For the three months ended June 30, 2000, 6,157 barrels of oil, 2,484 barrels of NGLs and 7,658 mcf of gas were sold, or 9,917 BOEs.

The average price received per barrel of oil decreased $.75, or 3%, from $27.75 for the three months ended June 30, 2000 to $27.00 for the same period in 2001. The average price received per barrel of NGLs increased $1.82, or 14%, from $12.68 during the three months ended June 30, 2000 to $14.50 for the same period in 2001. The average price received per mcf of gas increased 52% from $2.44 during the three months ended June 30, 2000 to $3.72 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $118,532 for the three months ended June 30, 2001 as compared to $97,167 for the same period in 2000, an increase of $21,365, or 22%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $97,643 for the three months ended June 30, 2001 and $77,437 for the same period in 2000, resulting in a $20,206 increase, or 26%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

During this period, G&A decreased 9% from $7,156 for the three months ended June 30, 2000 to $6,504 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of a decline in oil and gas revenues and a decline in audit and tax fees.

Depletion was $14,385 for the three months ended June 30, 2001 as compared to $12,574 for the same period in 2000, an increase of $1,811, or 14%. This increase was the result of a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 463 barrels for the three months ended June 30, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $41,127 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to a reduction in working capital of $45,662 and an increase of $29,189 in oil and gas sales receipts, offset by increases in production costs of $32,135 and G&A expenses of $1,589. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $54,741 to oil and gas receipts, offset by $25,552 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were related to expenditures for oil and gas equipment upgrades on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $161,186, of which $1,612 was distributed to the managing general partner and $159,574 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $216,896, of which $2,169 was distributed to the managing general partner and $214,727 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                           PARKER & PARSLEY 90-C CONV., L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 7, 2001            By:      /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer