Form 10-Q
period 2001-09-30
PARKER & PARSLEY 90-C CONV LP
filed 2001-11-07
CIK 882342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-C CONV., L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           Signatures...............................................   13

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                            $   219,883     $   106,593
   Accounts receivable - oil and gas sales              66,471         119,396
                                                    ----------      ----------
            Total current assets                       286,354         225,989
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              5,801,749       5,798,493
Accumulated depletion                               (5,051,593)     (5,000,618)
                                                    ----------      ----------
            Net oil and gas properties                 750,156         797,875
                                                    ----------      ----------
                                                   $ 1,036,510     $ 1,023,864
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    34,540     $    14,074

Partners' capital:
   Managing general partner                              9,989          10,067
   Limited partners (7,531 interests)                  991,981         999,723
                                                    ----------      ----------
                                                     1,001,970       1,009,790
                                                    ----------      ----------
                                                   $ 1,036,510     $ 1,023,864
                                                    ==========      ==========


The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three months ended        Nine months ended
                                               September 30,            September 30,
                                         ----------------------    ----------------------
                                            2001        2000          2001         2000
                                         ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                           $ 175,857    $ 256,283    $ 619,975    $ 671,181
   Interest                                  1,352        2,546        4,764        5,989
                                          --------     --------     --------     --------
                                           177,209      258,829      624,739      677,170
                                          --------     --------     --------     --------
Costs and expenses:
   Oil and gas production                   91,284       84,096      284,567      245,244
   General and administrative                5,380        8,742       20,059       21,832
   Impairment of oil and gas properties      8,163          -          8,163          -
   Depletion                                14,944       12,341       42,812       38,657
                                          --------     --------     --------     --------
                                           119,771      105,179      355,601      305,733
                                          --------     --------     --------     --------
Net income                               $  57,438    $ 153,650    $ 269,138    $ 371,437
                                          ========     ========     ========     ========
Allocation of net income:
   Managing general partner              $     575    $   1,536    $   2,692    $   3,714
                                          ========     ========     ========     ========
   Limited partners                      $  56,863    $ 152,114    $ 266,446    $ 367,723
                                          ========     ========     ========     ========
Net income per limited
   partnership interest                  $    7.55    $   20.20    $   35.38    $   48.83
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general      Limited
                                         partner      partners       Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $  10,067    $  999,723    $1,009,790

    Distributions                          (2,770)     (274,188)     (276,958)

    Net income                              2,692       266,446       269,138
                                         --------     ---------     ---------

Balance at September 30, 2001           $   9,989    $  991,981    $1,001,970
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  269,138    $  371,437
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Impairment of oil and gas properties               8,163           -
        Depletion                                         42,812        38,657
   Changes in assets and liabilities:
        Accounts receivable                               52,925       (31,185)
        Accounts payable                                  20,466        13,580
                                                       ---------     ---------
          Net cash provided by operating activities      393,504       392,489
                                                       ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                    (3,256)      (15,801)

Cash flows used in financing activities:
   Cash distributions to partners                       (276,958)     (361,535)
                                                       ---------     ---------
Net increase in cash                                     113,290        15,153
Cash at beginning of period                              106,593       107,295
                                                       ---------     ---------
Cash at end of period                                 $  219,883    $  122,448
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

                        PARKER & PARSLEY 90-C CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $8,163 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $1,884,667 of which $1,858,388 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 8% to $619,975 for the nine months ended September 30, 2001 as compared to $671,181 for the same period in 2000. The decrease in revenues resulted from a decrease in production and lower average prices received for oil and natural gas liquids ("NGLs"), offset by higher average prices received for gas. For the nine months ended September 30, 2001, 16,610 barrels of oil, 4,687 barrels of NGLs and 25,888 mcf of gas were sold, or 25,612 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 17,723 barrels of oil, 7,280 barrels of NGLs and 25,305 mcf of gas were sold, or 29,221 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.23, or 4%, from $28.39 for the nine months ended September 30, 2000 to $27.16 for the same period in 2001. The average price received per barrel of NGLs decreased $.31, or 2%, from $14.08 during the nine months ended September 30, 2000 to $13.77 for the same period in 2001. The average price received per mcf of gas increased 55% from $2.59 during the nine months ended September 30, 2000 to $4.02 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $355,601 for the nine months ended September 30, 2001 as compared to $305,733 for the same period in 2000, an increase of $49,868, or 16%. This increase was due to increases in production costs, the impairment of oil and gas properties and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $284,567 for the nine months ended September 30, 2001 and $245,244 for the same period in 2000, resulting in an increase of $39,323, or 16%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 8% from $21,832 for the nine months ended September 30, 2000 to $20,059 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $8,163 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $42,812 for the nine months ended September 30, 2001 as compared to $38,657 for the same period in 2000, representing an increase of $4,155, or 11%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decrease in oil production of 1,113 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 31% to $175,857 for the three months ended September 30, 2001 as compared to $256,283 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received. For the three months ended September 30, 2001, 5,105 barrels of oil, 2,210 barrels of NGLs and 8,083 mcf of gas were sold, or 8,662

BOEs. For the three months ended September 30, 2000, 5,764 barrels of oil, 2,853 barrels of NGLs and 11,213 mcf of gas were sold, or 10,486 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.00, or 13%, from $30.30 for the three months ended September 30, 2000 to $26.30 for the same period in 2001. The average price received per barrel of NGLs decreased $4.84, or 30%, from $16.07 during the three months ended September 30, 2000 to $11.23 for the same period in 2001. The average price received per mcf of gas decreased 35% from $3.19 during the three months ended September 30, 2000 to $2.07 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $119,771 for the three months ended September 30, 2001 as compared to $105,179 for the same period in 2000, an increase of $14,592, or 14%. This increase was due to increases in the impairment of oil and gas properties, production costs and depletion, offset by a decline in G&A.

Production costs were $91,284 for the three months ended September 30, 2001 and $84,096 for the same period in 2000, resulting in a $7,188 increase, or 9%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by lower production taxes.

During this period, G&A decreased 38% from $8,742 for the three months ended September 30, 2000 to $5,380 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $8,163 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $14,944 for the three months ended September 30, 2001 as compared to $12,341 for the same period in 2000, representing an increase of $2,603, or 21%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices, offset by a decline in oil production of 659 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $1,015 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to a reduction in working capital of $90,996 and a decrease of $1,773 in G&A expenses, offset by an increase in production costs of $39,323 and a decrease in oil and gas sales receipts of $52,431. The decrease in oil and gas receipts resulted from the decline in production of $63,623 during 2001 as compared to the same period in 2000 and a decrease in the average prices received for oil and NGLs of $25,167, offset by an increase in average prices received for gas of $36,359. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were for expenditures related to equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $276,958, of which $2,770 was distributed to the managing general partner and $274,188 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $361,535, of which $3,615 was distributed to the managing general partner and $357,920 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 90-C CONV., L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 2001           By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer